Form 10-Q
period 2014-06-30
Independence Contract Drilling, Inc.
filed 2014-09-19
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-36590

Independence Contract Drilling, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1653648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 North Galayda Street Houston, Texas 77086	77086
(Address of principal executive offices)	(Zip code)
(281) 598-1230
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
24,355,155 shares of the registrant’s Common Stock were outstanding as of September 15, 2014.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our inability to implement our business and growth strategy;

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	decline in or substantial volatility of crude oil and natural gas commodity prices;

•	fluctuation of our operating results and volatility of our industry;

•	inability to maintain or increase pricing on our contract drilling services;

•	delays in construction or deliveries of our new land drilling rigs;

•	the loss of our customer, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;

•	an increase in interest rates and deterioration in the credit markets;

•	our inability to raise sufficient funds through debt financing and equity issuances needed to fund our planned rig construction projects;

•	our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•	the loss of key management personnel;

•	new technology that may cause our drilling methods or equipment to become less competitive;

•	labor costs or shortages of skilled workers;

•	the loss of or interruption in operations of one or more key vendors;

•	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;

•	increased regulation of drilling in unconventional formations;

•
the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	the potential failure by us to establish and maintain effective internal control over financial reporting;

•	differences in our future results of operations compared to GES, which is currently deemed to be our accounting predecessor;

•	lack of operating history as a contract drilling company; and

•	uncertainties associated with any registration statement, including financial statements, we may be required to file with the SEC.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this quarterly report and in our prospectus filed pursuant to rule 424(b), under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 11, 2014. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Cash and cash equivalents	$2,873	$2,730
Accounts receivable, net	10,134	9,089
Inventory	1,826	1,128
Vendor advances	7,736	6,168
Prepaid expenses and other current assets	3,983	2,042
Total current assets	26,552	21,157
Property, plant and equipment, net	173,808	129,488
Intangible assets, net	20,988	22,357
Goodwill	11,007	11,007
Other long-term assets	1,871	959
Total assets	$234,226	$184,968
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$16,483	$9,061
Accrued liabilities	5,241	4,167
Deferred taxes	149	149
Income taxes payable	—	157
Total current liabilities	21,873	13,534
Long-term debt	64,210	19,780
Warrant derivative liability	1,809	3,189
Deferred taxes	2,375	3,593
Total liabilities	90,267	40,096
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,464,625 and 12,464,625 issued; 12,397,900 and 12,397,900 outstanding	124	124
Additional paid-in capital	153,851	152,615
Accumulated deficit	(9,270)	(7,121)
Treasury shares, at cost, 66,725 shares	(746)	(746)
Total stockholders’ equity	143,959	144,872
Total liabilities and stockholders’ equity	$234,226	$184,968
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$14,661	$9,784	$28,210	$18,041
Costs and expenses
Operating costs	9,283	6,787	18,060	12,724
Selling, general and administrative	2,073	1,990	4,167	4,088
Depreciation and amortization	3,901	2,366	7,317	4,491
Asset impairment, net	(2,038)	—	2,612	—
Gain on disposition of assets	(2)	—	(191)	(41)
Total cost and expenses	13,217	11,143	31,965	21,262
Operating income (loss)	1,444	(1,359)	(3,755)	(3,221)
Interest expense, net	(598)	(97)	(992)	(97)
Gain (loss) on warrant derivative	1,377	355	1,380	(78)
Income (loss) before income taxes	2,223	(1,101)	(3,367)	(3,396)
Income tax expense (benefit)	667	(432)	(1,218)	(1,031)
Net income (loss)	$1,556	$(669)	$(2,149)	$(2,365)
Earnings (loss) per share:
Basic	$0.13	$(0.05)	$(0.18)	$(0.19)
Diluted	$0.13	$(0.05)	$(0.18)	$(0.19)
Weighted average number of common shares outstanding:
Basic	12,263	12,179	12,257	12,177
Diluted	12,306	12,179	12,257	12,177

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2013	12,397,900	$124	$152,615	$(7,121)	$(746)	$144,872
Stock-based compensation	—	—	1,236	—	—	1,236
Net loss	—	—	—	(2,149)	—	(2,149)
Balances at June 30, 2014	12,397,900	$124	$153,851	$(9,270)	$(746)	$143,959

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,149)	$(2,365)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,317	4,491
Asset impairment, net	2,612	—
Stock-based compensation	1,022	872
(Gain) loss on warrant derivative	(1,380)	78
Gain on disposition of assets	(191)	(41)
Deferred taxes	(1,218)	(1,120)
Amortization of deferred financing costs	329	49
Bad debt expense	—	144
Changes in assets and liabilities
Accounts receivable	(1,045)	(3,896)
Inventory	(958)	(36)
Vendor advances	(1,568)	(764)
Prepaid expenses and other assets	(1,945)	(793)
Accounts payable and accrued liabilities	2,486	2,653
Income taxes payable	(160)	84
Related party receivable	—	442
Net cash provided by (used in) operating activities	3,152	(202)
Cash flows from investing activities
Purchases of property, plant and equipment	(48,731)	(29,833)
Proceeds from insurance claim	2,038	—
Proceeds from the sale of property, plant and equipment	488	275
Net cash used in investing activities	(46,205)	(29,558)
Cash flows from financing activities
Borrowings under of credit facility	80,306	—
Repayments under credit facility	(35,875)	—
Deferred financing costs	(1,235)	(1,102)
Net cash provided by (used for) financing activities	43,196	(1,102)
Net increase (decrease) in cash and cash equivalents	143	(30,862)
Cash and cash equivalents
Beginning of period	2,730	37,407
End of period	$2,873	$6,545
Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$160	—
Cash paid during the period for interest	$1,079	$—
Supplemental disclosure of non-cash investing and financing activity
Stock-based compensation capitalized as property, plant and equipment	$214	$196
Purchases of property plant and equipment in accounts payable	$7,985	$8,023
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements

1.	Nature of Operations
Independence Contract Drilling, Inc. (“we”, “us”, “our”, the “Company” or “ICD”) was incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium rig fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller™ rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. As of June 30, 2014, we had eight rigs operating, one rig being repaired and fitted with a multi-directional walking system and two additional rigs under construction.
Damage Sustained on Rig 102
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. During the period that this rig is under repair, we intend to upgrade this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades are expected to be completed in October 2014. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairs to the damaged rig ($2.0 million) and out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. We expect to record additional insurance recoveries during the second half of 2014 when additional proofs of loss are obtained or proceeds are received. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Stock Split
On July 14, 2014, our board of directors approved a resolution to effect a 1.57-for-1 stock split of our common stock in the form of a stock dividend. The dividend was distributed on July 24, 2014 to holders of record as of July 21, 2014. Following the stock dividend, we had 12,397,900 shares of common stock outstanding. The earnings per share information and all common stock information in these financial statements have been retroactively restated for all periods presented to reflect this stock split.
Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, including 1,500,000 share of our common stock pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments. Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the underwriters’ option to purchase additional shares of common stock on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD".

2.	Interim Financial Information
These unaudited financial statements include all the accounts of ICD, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read along with our audited financial statements for the year ended December 31, 2013 as certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other comprehensive income or comprehensive income is presented.
Interim results for the three and six months ended June 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

Segment and Geographical Information
Our operations consist of one reportable segment because all of our drilling operations are located in the United States and have similar economic characteristics. Corporate management administers all properties as a whole rather than as discrete operating segments. Operational data is tracked by rig; however, financial performance is measured as a single enterprise and not on a rig-by-rig basis. Further, the allocation of capital resources is employed on a project-by-project basis across our entire asset base to maximize profitability without regard to individual geographic areas.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3.	Financial Instruments and Fair Value
The carrying value of certain of our assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to the short-term nature of such instruments. Our financial instruments that are subject to fair value measurements consist of a warrant to purchase 2.2 million shares of our common stock, held by Global Energy Services Operating, LLC (the "GES Warrant") and long-term debt.
The GES Warrant contained a provision that protects the holder from a decline in the issue price of our common stock, or a “down-round” provision. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. As a result of this provision, we accounted for this warrant as a liability.
In accordance with Accounting Standards Codification 815 “Accounting for Derivative Instruments and Hedging Activities,” as amended, this warrant derivative liability is marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 Unadjusted quoted market prices for identical assets or liabilities in an active market;
Level 2 Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and
Level 3 Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The warrant liability was recorded at fair value using Level 3 inputs for the three and six months ended June 30, 2013. Significant Level 3 inputs used to calculate the fair value of the warrants include the estimated share price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the adjustment provision. Due to the initial public offering completed on August 13, 2014, the warrant liability was recorded at fair value using Level 1 inputs for the three and six months ended June 30, 2014. It is expected that Level 1 inputs will be used going forward to value the warrant liability.
As of June 30, 2014 and December 31, 2013, the fair value of the GES Warrant was approximately $1.8 million and $3.2 million, respectively. We recorded a non-cash gain (loss) on warrant derivative associated with changes in fair value of and $1.4 million and $1.4 million for the three and six months ended June 30, 2014, respectively and $0.4 million and $(0.1) million for the three and six months ended and June 30, 2013, respectively.
The following provides a reconciliation of financial liabilities measured at fair value on a recurring basis:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$3,186	$4,657	$3,189	$4,224
(Gain) loss on warrant derivative	(1,377)	(355)	(1,380)	78
Ending balance	$1,809	$4,302	$1,809	$4,302
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, or on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments. The estimated fair value of our long-term debt totaled $64.5 million and $18.6 million as of June 30, 2014 and December 31, 2013, respectively, compared to carrying amounts of $64.2 million and $19.8 million as of June 30, 2014 and December 31, 2013, respectively.
Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily related to goodwill, intangible assets and other long-lived assets, and assets acquired and liabilities assumed in the contribution transactions, completed March 2, 2012 pursuant to an asset contribution and share subscription agreement that involved the Company acquiring certain assets and liabilities of Global Energy Services Operating, LLC and Independence Contract Drilling LLC.

4.	Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013

Rig components and supplies	$1,826	$1,128
We determined that no reserve for obsolescence was needed at June 30, 2014 or December 31, 2013. No inventory obsolescence expense was recognized during the three and six months ended June 30, 2014 and 2013.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)
	June 30, 2014	December 31, 2013
Accrued salaries and other compensation	$1,057	$1,868
Insurance	1,287	485
Deferred mobilization revenues	965	684
Property, sales and other tax	1,623	787
Other	309	343
	$5,241	$4,167

6.	Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.
On February 21, 2014 we amended our Credit Facility in order to increase the aggregate commitments from $60.0 million to $125.0 million. The final $25.0 million of commitments under the amended Credit Facility is subject to us obtaining additional equity or indebtedness, subordinated to the Credit Facility, of at least $40.0 million (“Junior Event”). The Credit Facility, as amended, also provided for an additional uncommitted $25.0 million accordion feature that allows for future increases in the facility. On May 12, 2014 we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on February 21, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The amended Credit Facility matures on February 21, 2017.
At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% based upon availability under the Credit Facility or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, an amount ranging from 3.0% to 3.5% based upon availability under the Credit Facility. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. The obligations under the Credit Facility are secured by first priority liens on all shares of capital stock of each of our material present and future subsidiaries and substantially all of our assets, including all of our drilling rigs and equipment.
The amended Credit Facility contains various financial covenants including minimum EBITDA, fixed charge coverage ratio, rig utilization ratio and limitations on maintenance capital expenditures. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses.
Outstanding borrowings under the Credit Facility totaled $64.2 million at June 30, 2014, at a weighted average interest rate of 4.79%. Remaining availability under the Credit Facility is $25.0 million at June 30, 2014 and we are currently in compliance with all covenants under the Credit Facility.

7.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee Directors. The 2012 Plan permits the granting of various types of awards, including stock options and restricted stock awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. There were no stock options or restricted stock granted during the six months ended June 30, 2014.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation cost recognized:
Stock options	$420	$266	$692	$535
Restricted stock	262	290	544	533
Total stock-based compensation	$682	$556	$1,236	$1,068
Approximately $0.1 million and $0.2 million in stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2014, respectively. Approximately $0.1 million and $0.2 million in stock-based compensation was capitalized for the three and six months ended June 30, 2013, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and nonemployee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the six month period ended June 30, 2014. The fair value calculations for options granted during the six months ended June 30, 2013 are based on the following weighted-average assumptions:

2013
Risk-free interest rate	0.88%
Expected volatility	40%
Dividend yield	—
Expected term	5.0 years
Risk-Free Interest Rate
The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.
Expected Volatility Rate
Expected volatilities are based on an analysis of volatilities for publicly traded companies engaged in the contract drilling business.
Expected Dividend Yield
We have no plans to pay dividends in the foreseeable future.
Expected Term
The expected term of the options granted represents the period of time that they are expected to be outstanding. We do not have any operating history with which to estimate the expected term, and have based our estimate upon the data available for other contract drilling companies and management estimates.

Based on these calculations, the weighted-average fair value per option granted during the six months ended June 30, 2013 was $4.27.
A summary of stock option activity and related information for the six months ended June 30, 2014 is as follows:

	Six Months Ended June 30, 2014
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	963,196	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2014	963,196	$12.74
Exercisable at June 30, 2014	541,389	$12.74

A summary of our unvested stock options as of June 30, 2014, and the changes during the six months then ended is presented below:

	Six Months Ended June 30, 2014
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2014	620,412	$4.42
Granted	—	—
Vested	(198,605)	4.83
Forfeited/expired	—	—
Unvested as of June 30, 2014	421,807	$4.22
The number of options vested at June 30, 2014 was 541,389 with a weighted average remaining contractual life of 7.73 years and a weighted-average exercise price of $12.74 per share.
As of June 30, 2014, the unrecognized compensation cost related to outstanding stock options was $1.3 million. This cost is expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock
Restricted stock awards consist of our common stock and vest over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of June 30, 2014, there was $1.0 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.8 years.
A summary of the status of our restricted stock awards as of June 30, 2014, and of changes in restricted stock outstanding during the six months ended June 30, 2014, is as follows:

	Six Months Ended June 30, 2014
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	147,451	$12.48
Granted	—	—
Vested	(22,766)	12.24
Forfeited/expired	—	—
Outstanding at June 30, 2014	124,685	$12.53

8.	Stockholders’ Equity and Earnings (loss) per Share
As of June 30, 2014, we have a total of 12,397,900 shares of common stock, $0.01 par value, issued and outstanding including 124,685 shares of restricted stock and 66,725 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
Basic earnings (loss) per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerators and denominators of the basic and diluted losses per share computations is as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) (numerator):	$1,556	$(669)	$(2,149)	$(2,365)
Earnings (loss) per share:
Basic	$0.13	$(0.05)	$(0.18)	$(0.19)
Diluted	$0.13	$(0.05)	$(0.18)	$(0.19)
Shares (denominator):
Weighted-average number of shares outstanding - basic	12,263	12,179	12,257	12,177
Net effect of dilutive stock options and restricted stock	43	—	—	—
Weighted-average number of shares outstanding - diluted	12,306	12,179	12,257	12,177
For all periods presented, the computation of diluted earnings (loss) per share excludes certain outstanding stock options and warrants because their inclusion would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings (loss) per share were 2,992,420 and 3,205,548 during the three months ended June 30, 2014 and 2013 respectively, and 3,161,196 and 3,205,548 during the six months ended June 30, 2014 and 2013 respectively. Restricted stock, which are not participating securities, excluded from our basic and diluted earnings (loss) per share, because they are anti-dilutive, were zero and 218,230 for the three months ended June 30, 2014 and 2013, respectively and 124,685 and 218,230 for the six months ended June 30, 2014 and 2013, respectively.

9.	Commitments and Contingencies
Purchase Commitments
As of June 30, 2014 we had outstanding purchase commitments to a number of suppliers totaling $7.6 million related primarily to the construction of drilling rigs.

Lease Commitments
We lease certain buildings, equipment and vehicles under non-cancelable operating leases. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to June 30, 2014, were as follows:

(in thousands)
2014	$286
2015	329
2016	210
2017	47
$872
Contingencies
Our operations inherently expose us to various liabilities and exposures that could result in third party lawsuits, claims and other causes of action. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities.

10.	Related Parties
During 2011, we entered into the Contribution Agreement with GES. Two of our directors as of June 30, 2014, also were directors of the parent company of GES.
We purchased certain items used in the construction of our drilling rigs from an affiliate of GES. Total purchases from this vendor during the six months ended June 30, 2014 amounted to $0.6 million and we had outstanding payables totaling $0.4 million with this vendor as of June 30, 2014. We did not transact any business with this vendor in the prior year periods.
One of our directors is also a director of Axon Pressure Products. Total purchases from this vendor were $2.6 million and $0.4 million during the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively. We did not have any outstanding payables with this vendor as of June 30, 2014 and December 31, 2013 respectively.
One of our directors is also a director of one of our customers. We recorded $1.4 million in revenues with this customer for the six months ended June 30, 2014 and had outstanding trade receivables totaling $0.0 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively. We did not transact any business with this customer for the three and six months ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities Exchange Commission on August 11, 2014 (the “Prospectus”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of the Prospectus.
Our Company
We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller™ rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. Our first rig began drilling in May 2012.
Our standardized fleet consists of 11 premium rigs as of June 30, 2014. Of these 11 rigs, one was completed in August 2014, one is currently under construction and scheduled for completion in December of 2014, and one is being upgraded with an integrated multi-directional walking system scheduled for completion in October 2014. After this upgrade, nine of our eleven rigs will contain our integrated multi-directional walking system that is specifically designed to optimize pad drilling for our customers.
Our business depends on the level of exploration and production activity by oil and gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events as well as natural disasters have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business.
Recent Developments
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is largely covered by insurance, subject to a $250,000 deductible. During the period that this rig is under repair, we intend to upgrade this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades are expected to be completed in October 2014. We recorded an asset impairment charge of approximately $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairs to the damaged rig ($2.0 million) and out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. We expect to record additional insurance recoveries during the second half of 2014 when additional proofs of loss are obtained or proceeds are received. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Stock Split
On July 14, 2014, our board of directors approved a resolution to effect a 1.57-for-1 stock split of our common stock in the form of a stock dividend. The dividend was distributed on July 24, 2014 to holders of record as of July 21, 2014. Following the stock dividend, we had 12,397,900 shares of common stock outstanding. The earnings per share information and all common stock information in this discussion and analysis have been retroactively restated for all periods presented to reflect this stock split.
Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, including 1,500,000 share of our common stock pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments. Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the underwriters’ option to purchase additional shares of common stock on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD."
Our Revenues
We earn contract drilling revenues pursuant to drilling contracts entered into with our customers. We perform drilling services on a “daywork” contract basis, under which we charge a fixed rate per day, or “dayrate”. The dayrate associated with each of our contracts is a negotiated price determined by the capabilities of the rig, location, depth and complexity of the wells to be drilled, operating conditions, duration of the contract, and market conditions. The term of land drilling contracts may be for a defined number of wells or for a fixed time period. Our rigs generally earn a reduced rate while the rig is moving between wells or drilling locations, or on standby waiting for the customer, while under the contract.
Our Operating Costs
Our operating costs include all expenses associated with operating and maintaining our drilling rigs. Operating costs include all “rig level” expenses such as labor and related payroll costs, repair and maintenance expenses, supplies, workers compensation and other insurance, ad valorem taxes and equipment rental costs. Also included in our operating costs are certain costs that are not incurred at the “rig level.” These costs include expenses directly associated with our operations management team as well as our safety and maintenance personnel who are not directly assigned to our rigs but are responsible for the oversight and support of our operations and safety and maintenance programs across our fleet.
How We Evaluate our Operations
We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●
Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We believe we are one of the few land drillers that utilizes a safety management system that complies with the Bureau of Safety and Environmental Enforcement’s SEMS II workplace safety rules. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance.

●
Utilization. Rig utilization measures the total amount of time that our rigs are operating under a contract during a particular period. We measure utilization by dividing the total number of Operating Days for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction, or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is operating under a contract, beginning when the rig spuds its initial well under the contract, and ending with the completion of the rig’s demobilization. Operating Days includes non-operating days associated with repairs and maintenance, while under contract, whether a day rate is earned or not.

●
Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.

●
Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers are excluded from this measure.

●
Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Factors Affecting Comparability of Historical Operating and Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

●
Increased Operating Costs Associated with Acceleration of Rig Construction. We intend to utilize the proceeds from our initial public offering and borrowings under our existing revolving credit facility to fund the construction of up to seven additional ShaleDriller™ rigs for completion in 2015, which will accelerate the growth of our drilling fleet. In addition to our rig crews who participate in our rig construction process, we also hire and train additional highly skilled spare crew personnel to work on our drilling rigs and eventually be assigned as permanent members of drilling crews. During the three months and six months ended June 30, 2014, the total costs associated with these additional personnel were approximately $0.5 million and $0.8 million respectively, and during the three months and six months ended June 30, 2013, the total costs associated with these additional personnel were approximately $0.3 million and $0.9 million respectively. We expect to increase our investment in this program in 2014 and 2015 as we expand the pace at which we construct and introduce rigs into our fleet, which we believe will require incrementally greater investment in training additional rig personnel. These costs are included in our direct operating costs, but we analyze them separately and thus exclude them when calculating our operating cost per day metrics.

●
Costs Associated with Becoming a Public Company. We expect that our general and administrative expenses will increase as a result of being a publicly traded company, including expenses to comply with reporting obligations under the Securities Exchange Act of 1934, as amended, expenses associated with Sarbanes-Oxley Act of 2002 compliance, expenses associated with listing on the New York Stock Exchange, additional personnel costs, independent auditors fees, legal fees, investor relations expenses, registrar and transfer agent fees, and director and officer liability insurance costs.

●
Changes in Components of our Executive and Director Compensation. Certain of the equity awards granted to directors, executives and employees in 2012 and 2013 will vested upon completion of our initial public offering and resulted in the acceleration of unrecognized compensation expense associated with these awards. Assuming our initial public offering occurred on June 30, 2014, we would have recognized an additional $0.2 million in non-cash stock-based compensation expense associated with this accelerated vesting.

Results of Operations
The following summarizes our financial and operating data for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2014%		June 30, 2013%		June 30, 2014%		June 30, 2013%

Revenues	$14,661	100.0%	$9,784	100.0%	$28,210	100.0%	$18,041	100.0%
Costs and expenses
Operating costs	9,283	63.3%	6,787	69.4%	18,060	64.0%	12,724	70.5%
Selling, general and administrative	2,073	14.1%	1,990	20.3%	4,167	14.8%	4,088	22.7%
Depreciation and amortization	3,901	26.6%	2,366	24.2%	7,317	25.9%	4,491	24.9%
Asset impairment, net	(2,038)	(13.9)%	—	—%	2,612	9.3%	—	—%
Gain on disposition of assets	(2)	—%	—	—%	(191)	(0.7)%	(41)	(0.2)%
Total cost and expenses	13,217	90.2%	11,143	113.9%	31,965	113.3%	21,262	117.9%
Operating income (loss)	1,444	9.8%	(1,359)	(13.9)%	(3,755)	(13.3)%	(3,221)	(17.9)%
Interest expense, net	(598)	(4.1)%	(97)	(1.0)%	(992)	(3.5)%	(97)	(0.5)%
Gain (loss) on warrant derivative	1,377	9.4%	355	3.6%	1,380	4.9%	(78)	(0.4)%
Income (loss) before income taxes	2,223	15.2%	(1,101)	(11.3)%	(3,367)	(11.9)%	(3,396)	(18.8)%
Income tax expense (benefit)	667	4.5%	(432)	(4.4)%	(1,218)	(4.3)%	(1,031)	(5.7)%
Net income (loss)	$1,556	10.6%	$(669)	(6.8)%	$(2,149)	(7.6)%	$(2,365)	(13.1)%

Other financial and operating data
Number of completed rigs (end of period) (1)	8		5		8		5
Rig operating days(2)	636.1		420.0		1,243.4		747.0
Average number of operating rigs(3)	7.0		4.6		6.9		4.1
Rig utilization(4)	100.0%		97.4%		100.0%		94.4%
Weighted average dayrate(5)	$22,671		$21,864		$22,385		$22,137
Average revenue per operating day(6)	$22,026		$20,490		$21,480		$21,475
Average cost per operating day(7)	$12,740		$12,768		$12,716		$12,950
Average rig margin per operating day	$9,286		$7,722		$8,764		$8,525

(1)
Number of completed rigs as of June 30, 2014, increased by three compared to the number of completed rigs as of June 30, 2013, reflecting the addition of four newly constructed rigs, offset by the removal of one of our non-walking rigs from our fleet during its upgrade with a new substructure that includes a multi-directional walking system.

(2)	Rig operating days represent the number of days our rigs are operating under a contract during the period.

(3)	Average number of operating rigs is calculated by dividing rig operating days by the total number of calendar days in the period.

(4)	Rig utilization is calculated as rig operating days divided by the total number of days our rigs are available during the applicable period.

(5)	Weighted average dayrate represents the average contractual dayrate for our rig fleet weighted by the total number of days the rig operated under contract for the period.

(6)
Average revenue per operating day represents total contract drilling revenues during the period divided by total operating days in the period. The following revenues are excluded in calculating average revenue per operating day; (i) revenues associated with reimbursement of out-of-pocket costs paid by customers of $0.6 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $0.8 million during the six months ended June 30, 2014 and 2013, respectively and (ii) direct revenues associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and $1.2 million during the six months ended June 30, 2014 and 2013, respectively.

(7)
Average cost per operating day represents operating costs during the period divided by rig operating days during the period. The following costs are excluded in calculating average cost per operating day: (i) costs relating to out-of-pocket costs reimbursed by customers of $0.6 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively and $1.3 million and $0.8 million related to the six months ended June 30, 2014 and 2013, respectively, (ii) non-recurring rentals of drilling equipment of $0.0 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $0.0 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively, (iii) new crew training costs of $0.5 million and $0.3 million during the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively, and (iv) direct operating costs associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues
Revenues for the three months ended June 30, 2014 were $14.7 million, representing a 49.8% increase as compared to revenues of $9.8 million for the three months ended June 30, 2013. This increase was directly attributable to the addition of drilling rigs to our fleet between June 30, 2013 and June 30, 2014, which is reflected in the increase in our average number of operating rigs to 7.0 during the three months ended June 30, 2014 as compared to 4.62 during the three months ended June 30, 2013. On a revenue per operating day basis, our revenue per day increased 7.5% to $22,026 during the three months ended June 30, 2014, as compared to revenue per day of $20,490 for the three months ended June 30, 2013. This increase resulted primarily from an increase in average dayrates as compared to the prior year period.
Operating Costs
Operating costs for the three months ended June 30, 2014 were $9.3 million, representing a 36.8% increase as compared to operating costs of $6.8 million for the three months ended June 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between June 30, 2013 and June 30, 2014. On a cost per operating day basis, our cost per operating day decreased to $12,740 per day during the three months ended June 30, 2014, representing a 0.2% decrease compared to cost per operating day of $12,768 for the three months ended June 30, 2013. This decrease is due to continued efficiencies and economies of scale as compared to the prior year period.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended June 30, 2014 were $2.1 million, representing a 4.2% increase as compared to selling, general and administrative expense of $2.0 million for the three months ended June 30, 2013. As a percentage of revenue, selling, general and administrative expenses decreased to 14.1% during the three months ended June 30, 2014 from 20.3% during the three months ended June 30, 2013. This decrease is due to greater leverage as we continued expanding our operating rig fleet and associated revenues.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2014 was $3.9 million, representing a 64.9% increase compared to depreciation and amortization expense of $2.4 million for the three months ended June 30, 2013.

This increase was related to the introduction of new drilling rigs constructed by us throughout 2013 and 2014. We begin depreciating our rigs when they commence drilling operations.
Asset Impairment, net
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. During the period that this rig is under repair, we intend to upgrade this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades are expected to be completed in October 2014. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairs to the damaged rig ($2.0 million) and out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. We expect to record additional insurance recoveries during the second half of 2014 when additional proofs of loss are obtained or proceeds are received. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Interest Expense, net
Interest expense, net for the three months ended June 30, 2014 was $0.6 million, as compared to $0.1 million for the three months ended June 30, 2013. Borrowings under our revolving credit facility are primarily used to fund our rig construction activity and we did not begin making such borrowings until July 2013. Interest expense in the prior year period relates primarily to the amortization of deferred financing costs and commitment fees.
Gain (loss) on Warrant Derivative
As part of the consideration paid to GES for their contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expires on March 2, 2015. The terms of this warrant contained a feature that allows the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we have accounted for the warrant as a derivative liability on our balance sheet and have recorded changes in fair value each reporting period through earnings. At June 30, 2014, the fair value of the warrant was estimated at $1.8 million, which resulted in us recording a gain of approximately $1.4 million for the second quarter of 2014. At June 30, 2013, the fair value of the warrant was estimated at $4.3 million, and we recorded a non-cash gain of $0.4 million for the second quarter of 2013.
Income Tax Expense (Benefit)
The income tax expense recorded for the three months ended June 30, 2014 amounted to $0.7 million compared to an income tax benefit of $0.4 million for the three months ended June 30, 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 were 30.0% and 39.2%, respectively.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues
Revenues for the six months ended June 30, 2014 were $28.2 million, representing a 56.4% increase compared to revenues of $18.0 million for the six months ended June 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between June 30, 2013 and June 30, 2014, which is reflected in the increase in our average number of operating rigs to 6.87 during the six months ended June 30, 2014 compared to 4.13 during the six months ended June 30, 2013. On a revenue per operating day basis, our revenues per day increased to $21,480 during the six months ended June 30, 2014, representing only a slight increase compared to revenues per day of $21,475 for the six months ended June 30, 2013.
Operating Costs
Operating costs for the six months ended June 30, 2014 were $18.1 million, representing a 41.9% increase compared to operating costs of $12.7 million for the six months ended June 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between June 30, 2013 and June 30, 2014. On a cost per operating day basis, our cost per day decreased to $12,716 during the six months ended June 30, 2014, representing a 1.8% decrease compared to cost per day of $12,950 for the six months ended June 30, 2013. Cost decreases were due to continued efficiencies and economies of scale as compared to the prior year period.

Selling, General and Administrative
Selling, general and administrative expenses for the six months ended June 30, 2014 were $4.2 million, representing a 1.9% increase compared to selling, general and administrative expenses of $4.1 million for the six months ended June 30, 2013. As a percentage of revenue, selling, general and administrative expenses decreased to 14.8% during the six months ended June 30, 2014 from 22.7% during the six months ended June 30, 2013. This decrease is due to greater leverage as we continued expanding our operating rig fleet and associated revenues.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2014 was $7.3 million, representing a 62.9% increase compared to depreciation and amortization expense of $4.5 million for the six months ended June 30, 2013. This increase was related to the introduction of new drilling rigs constructed by us throughout 2013 and 2014. We begin depreciating our rigs when they commence drilling operations.
Asset Impairment, net
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. During the period that this rig is under repair, we intend to upgrade this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades are expected to be completed in October 2014. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairs to the damaged rig ($2.0 million) and out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. We expect to record additional insurance recoveries during the second half of 2014 when additional proofs of loss are obtained or proceeds are received. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Interest Expense, net
Interest expense, net for the six months ended June 30, 2014 was $1.0 million compared to interest expense of $0.1 million for the six months ended June 30, 2013. Borrowings under our revolving credit facility are primarily used to fund our rig construction activity and we did not begin making such borrowings until July 2013. Interest expense in the prior year period relates primarily to the amortization of deferred financing costs and commitment fees.
Gain (loss) on Warrant Derivative
As part of the consideration paid to GES for their contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expires on March 2, 2015. The terms of this warrant contained a feature that allows the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we have accounted for the warrant as a derivative liability on our balance sheet and have recorded changes in fair value each reporting period through earnings. At June 30, 2014, the fair value of the warrant was estimated at $1.8 million, which resulted in us recording a gain of approximately $1.4 million during the six months ended June 30, 2014. At June 30, 2013, the fair value of the warrant was estimated at $4.3 million, and we recorded a non-cash loss of $(0.1) million during the six months ended June 30, 2013.
Income Tax Expense (Benefit)
The income tax benefit recorded for the six months ended June 30, 2014 amounted to $1.2 million compared to an income tax benefit of $1.0 million for the six months ended June 30, 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were 36.2% and 30.4%, respectively.
Liquidity and Capital Resources
We were incorporated in November 2011 and acquired our rig manufacturing intellectual property and facility in March 2012. Contemporaneously with this transaction, we also acquired RigAssetCo and completed a private placement of our common stock for net cash proceeds of approximately $98.4 million. We acquired $17.1 million in cash in connection with the RigAssetCo acquisition. The net proceeds from the private placement and the cash acquired from RigAssetCo were used to fund the construction of our rigs and for working capital purposes.

Our primary sources of capital to date have been funds received from our initial private placement of common stock, cash acquired from RigAssetCo and our revolving credit facility. As of June 30, 2014, we had cash and cash equivalents of $2.9 million compared to $2.7 million as of December 31, 2013.
Our principal use of capital has been the construction of land drilling rigs and associated equipment and equipment inventories required to support our growing drilling operations. Our first drilling rig was completed and began operating in May 2012. As of June 30, 2014, we had nine completed ShaleDriller™ rigs and two additional rigs under construction. In addition, one of our existing rigs is currently being retrofitted with a new substructure and multi-directional walking system.
Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, including 1,500,000 share of our common stock pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments. Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the underwriters’ option to purchase additional shares of common stock on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD."
Net Cash Provided By (Used In) Operating Activities
Cash provided by (used in) operating activities was $3.2 million for the six months ended June 30, 2014 compared to cash provided by (used in) operating activities of $(0.2) million during the same period in 2013. Cash flows from operating activities during the first six months of 2014 were higher as a result of an increase in the net income (loss), adjusted for non-cash items, to $6.3 million for the six months ended June 30, 2014 compared to $2.1 million during the same period in 2013. Working capital changes reduced cash flows from operating activities by $3.2 million for the six months ended June 30, 2014 compared to a reduction of $2.3 million during the same period in 2013.
Net Cash Used In Investing Activities
Cash used in investing activities was $46.2 million for the six months ended June 30, 2014 compared to cash used in investing activities of $29.6 million during the same period in 2013. During 2014, capital expenditures of $48.7 million, related primarily to new rig construction, was offset by insurance proceeds of $2.0 million and proceeds from the sale of property, plant and equipment of $0.5 million. During 2013, capital expenditures of $29.8 million, related primarily to new rig construction, was offset by proceeds from the sale of property, plant and equipment of $0.3 million.
Net Cash Provided By (Used For) Financing Activities
Cash provided by (used for) financing activities was $43.2 million for the six months ended June 30, 2014 compared to cash provided by (used for) financing activities of $(1.1) million during the same period in 2013. During 2014, borrowing under our revolving credit facility of $80.3 million were offset by repayments under our revolving credit facility of $35.9 million and expenditures for deferred financing costs of $1.2 million. During 2013, $1.1 million in cash was used for deferred financing costs.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for new rigs, operating expenses, expansion of our critical spare and tubular goods inventories, working capital and general corporate purposes. Using the proceeds from our initial public offering, we plan to complete the construction of the one rig currently in-progress in 2014 and to commence building up to an additional seven rigs for completion in 2015, assuming market conditions remain attractive for new construction, as well as fund capital expenditures associated with our inventory of critical spare parts and maintenance capital expenditures for our existing rigs. Historically, the average total “all in” capital expenditures incurred by us to construct a ShaleDriller™ rig fully equipped with a multi-directional walking system and bi-fuel system and deliver that rig fully equipped and ready to spud its first well has been approximately $18.8 million. This includes the cost of constructing the base rig, the purchase of all tubulars, crew housing and other assets and equipment typically purchased by a drilling contractor, all crew costs and direct labor associated with the construction of the rig and its full testing and commissioning, all overhead directly associated with the construction of the rig, capitalized interest and all applicable taxes and transportation costs associated with the rig’s construction. Our tenth rig, that was completed in August 2014, and our eleventh rig, scheduled for delivery in December 2014, are both equipped with 7500 psi rated mud pumps and circulating systems. This increased pressure rating and capability is beneficial when drilling extended lateral length in horizontal wells that require use of mud mothers that are powered based upon hydraulic pressure provided by the drilling rig. These or other additional features will result in incremental costs per rig. We currently intend to include this feature in all of our future rigs.
Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.
On February 21, 2014 we amended our Credit Facility in order to increase the aggregate commitments from $60.0 million to $125.0 million. The final $25.0 million of commitments under the amended Credit Facility is subject to us obtaining additional equity or indebtedness, subordinated to the Credit Facility, of at least $40.0 million (“Junior Event”). The Credit Facility, as amended, also provided for an additional uncommitted $25.0 million accordion feature that allows for future increases in the facility. On May 12, 2014 we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on February 21, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The amended Credit Facility matures on February 21, 2017.
At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% based upon availability under the Credit Facility or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, an amount ranging from 3.0% to 3.5% based upon availability under the Credit Facility. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. The obligations under the Credit Facility are secured by first priority liens on all shares of capital stock of each of our material present and future subsidiaries and substantially all of our assets, including all of our drilling rigs and equipment.
The amended Credit Facility contains various financial covenants including minimum EBITDA, fixed charge coverage ratio, rig utilization ratio and limitations on maintenance capital expenditures. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses.
Outstanding borrowings under the Credit Facility totaled $64.2 million at June 30, 2014, at a weighted average interest rate of 4.79%. Remaining availability under the Credit Facility is $25.0 million at June 30, 2014 and we are currently in compliance with all covenants under the Credit Facility.
 Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks including risks related to potential adverse changes in interest rates and commodity prices. We actively monitor exposure to market risk and continue to develop and utilize appropriate risk management techniques. We do not use derivative financial instruments for trading or to speculate on changes in commodity prices.
Interest Rate Risk
Total long-term debt at December 31, 2013 included $19.8 million of floating-rate debt attributed to borrowings at an average interest rate of 5.2%. Total long-term debt at June 30, 2014 included $64.2 million of floating-rate debt attributed to borrowing at an average interest rate of 4.79%. As a result, our annual interest cost in 2014 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.48%) would be approximately $0.3 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2014; however, there are no assurances that possible rate changes would be limited to such amounts.
Commodity Price Risk
The demand for contract drilling services is a result of E&P companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining their future levels of capital expenditures. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices.
Credit and Capital Market Risk
Our customers may finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Any deterioration in the credit and capital markets, such as that experienced in 2008 and 2009, can make it difficult for our customers to obtain funding for their capital needs. A reduction of cash flow resulting from declines in commodity prices or a reduction of available financing may result in a reduction in customer spending and the demand for our drilling services. This reduction in spending could have a material adverse effect on our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome be the result, management does not currently expect that these matters will have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering of Common Stock
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, including 1,500,000 share of our common stock pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments. Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the underwriters’ option to purchase additional shares of common stock on August 29, 2014.
We received net proceeds from the offering, including the underwriters’ option to purchase an additional 1,500,000 shares of our common stock, of approximately $116.8 million after deducting underwriting discounts and commissions of $7.6 million and other offering expenses of approximately $2.1 million. As of August 31, 2014, we have used approximately $83.2 million of the net proceeds received from the offering to repay outstanding amounts under our existing revolving credit facility and we have used $4.1 million primarily to finance the construction of additional drilling rigs. We intend to use the remaining net proceeds to finance the construction of additional drilling rigs and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on August 11, 2014 pursuant to Rule 424(b).

ITEM 6. EXHIBITS

Exhibit number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

4.1	Form of Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 28, 2014, Exhibit 4.1)

4.2
Warrant to Purchase Common Stock of Independence Contract Drilling, Inc., dated March 2, 2012 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed May 13, 2014, Exhibit 4.2)

10.1
Second Amendment to Credit Agreement, dated effective as of May 12, 2014, by and among Independence Contract Drilling, Inc., the Required Lenders party thereto and CIT Finance LLC, as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 10.9)

10.2#*	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Byron A. Dunn effective as of August 13, 2014

10.3#*	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce effective as of August 13, 2014

10.4#*	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Edward S. Jacob III effective as of August 13, 2014

10.5#*	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Dave C. Brown effective as of August 13, 2014

10.6#
Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 10.1)

10.7
Acknowledgement and Registration Rights Agreement, entered into as of July 17, 2014, by and among Independence Contract Drilling, Inc., FBR Capital Markets & Co., Sprott Resource Partnership, Independence Contract Drilling LLC, and Global Energy Services Operating, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 10.22)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed with this report

#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE CONTRACT DRILLING, INC.
By:	/s/ Byron A. Dunn
	Name:	Byron A. Dunn
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Philip A. Choyce
	Name:	Philip A. Choyce
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ Michael J. Harwell
	Name:	Michael J. Harwell
	Title:	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)
Date: September 19, 2014