Form 10-Q
period 2014-09-30
Independence Contract Drilling, Inc.
filed 2014-11-12
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
24,629,490 shares of the registrant’s Common Stock were outstanding as of November 10, 2014.

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

•	the potential failure by us to establish and maintain effective internal control over financial reporting;

•	differences in our future results of operations compared to GES, which is currently deemed to be our accounting predecessor; and

•	lack of operating history as a contract drilling company.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$13,173	$2,730
Accounts receivable, net	12,622	9,089
Inventory	1,871	1,128
Vendor advances	—	6,168
Prepaid expenses and other current assets	2,937	2,042
Total current assets	30,603	21,157
Property, plant and equipment, net	222,832	129,488
Goodwill	11,007	11,007
Other intangible assets, net	20,304	22,357
Other long-term assets, net	1,701	959
Total assets	$286,447	$184,968
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$15,668	$9,061
Accrued liabilities	6,210	4,167
Deferred taxes	149	149
Income taxes payable	—	157
Total current liabilities	22,027	13,534
Long-term debt	—	19,780
Warrant derivative liability	2,420	3,189
Deferred taxes	2,022	3,593
Total liabilities	26,469	40,096
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,656,859 and 12,464,625 issued; 24,572,005 and 12,397,900 outstanding	246	124
Additional paid-in capital	271,386	152,615
Accumulated deficit	(10,683)	(7,121)
Treasury shares, at cost, 84,854 and 66,725 shares	(971)	(746)
Total stockholders’ equity	259,978	144,872
Total liabilities and stockholders’ equity	$286,447	$184,968
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$19,123	$11,604	$47,333	$29,645
Costs and expenses
Operating costs	11,909	7,239	29,969	19,963
Selling, general and administrative	3,618	2,095	7,785	6,183
Depreciation and amortization	4,216	2,511	11,533	7,002
Asset impairment, net	—	—	2,612	—
(Gain) loss on disposition of assets	52	—	(139)	(41)
Total costs and expenses	19,795	11,845	51,760	33,107
Operating loss	(672)	(241)	(4,427)	(3,462)
Interest expense	(482)	(23)	(1,474)	(120)
Gain (loss) on warrant derivative	(611)	351	769	273
Income (loss) before income taxes	(1,765)	87	(5,132)	(3,309)
Income tax benefit	(352)	(489)	(1,570)	(1,520)
Net income (loss)	$(1,413)	$576	$(3,562)	$(1,789)
Earnings (loss) per share:
Basic	$(0.07)	$0.05	$(0.24)	$(0.15)
Diluted	$(0.07)	$0.05	$(0.24)	$(0.15)
Weighted average number of common shares outstanding:
Basic	19,174	12,180	14,563	12,179
Diluted	19,174	12,256	14,563	12,179

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2013	12,397,900	$124	$152,615	$(7,121)	$(746)	$144,872
Restricted stock issued	692,235	7	(7)	—	—	—
Public offering, net	11,500,000	115	116,381	—	—	116,496
Purchase of treasury stock	(18,130)	—	—	—	(225)	(225)
Stock-based compensation	—	—	2,397	—	—	2,397
Net loss	—	—	—	(3,562)	—	(3,562)
Balances at September 30, 2014	24,572,005	$246	$271,386	$(10,683)	$(971)	$259,978

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,562)	$(1,789)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,533	7,002
Asset impairment, net	2,612	—
Stock-based compensation	2,000	1,339
Gain on warrant derivative	(769)	(273)
Gain on disposition of assets	(139)	(41)
Deferred taxes	(1,570)	(1,657)
Amortization of deferred financing costs	508	99
Changes in assets and liabilities
Accounts receivable	(3,533)	(3,148)
Inventory	(1,003)	(348)
Vendor advances	—	(1,627)
Prepaid expenses and other assets	(897)	(465)
Accounts payable and accrued liabilities	5,549	712
Income taxes payable	(165)	137
Related party receivable	—	586
Net cash provided by operating activities	10,564	527
Cash flows from investing activities
Purchases of property, plant and equipment	(97,913)	(39,826)
Proceeds from insurance claims	2,038	—
Proceeds from the sale of property, plant and equipment	501	275
Net cash used in investing activities	(95,374)	(39,551)
Cash flows from financing activities
Borrowings under credit facility	104,972	10,704
Repayments under credit facility	(124,752)	(5,122)
Repurchase of shares	(225)	—
Initial public offering proceeds, net	116,496	—
Deferred financing costs	(1,238)	(1,109)
Net cash provided by financing activities	95,253	4,473
Net increase (decrease) in cash and cash equivalents	10,443	(34,551)
Cash and cash equivalents
Beginning of period	2,730	37,407
End of period	$13,173	$2,856
Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$168	—
Cash paid during the period for interest	$1,741	$4
Supplemental disclosure of non-cash investing and financing activity
Stock-based compensation capitalized as property, plant and equipment	$397	$299
Purchases of property plant and equipment in accounts payable	$4,682	$7,069
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements

1.	Nature of Operations
Independence Contract Drilling, Inc. (“we,” “us,” “our,” the “Company” or “ICD”) was incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller™ rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. Our first rig began drilling in May 2012.
Our standardized fleet consisted of 12 premium rigs as of September 30, 2014. Of these 12 rigs, one was completed in August 2014, two are currently under construction and scheduled for completion in December of 2014 and the first quarter of 2015, and one was being upgraded with an integrated multi-directional walking system. This upgrade was completed in October 2014. Currently, ten of our twelve rigs contain our integrated multi-directional walking system that is specifically designed to optimize pad drilling for our customers.
Our business depends on the level of exploration and production activity by oil and gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events as well as natural disasters have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business. Subsequent to September 30, 2014, oil prices declined to near $80 per barrel. Further declines in oil prices, for a prolonged period, could adversely impact the level of exploration and production activity by our customers and the demand for our services.
Damage Sustained on Rig 102
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. We expect to record additional insurance recoveries in future periods when the final proof of loss is obtained. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
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

Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) (the "Form S-1") was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, which included 1,500,000 share of our common stock sold pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments (the "Over-Allotment Option"). Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the Over-Allotment Option on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD." Net proceeds from the offering were $116.5 million after deducting $7.6 million of underwriting discounts and commissions, as well as legal, accounting, printing and other expenses directly associated with the offering totaling $2.4 million. All of the outstanding borrowings on our revolving credit facility were repaid immediately following the offering.

2.	Interim Financial Information
These unaudited financial statements include all the accounts of ICD, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read along with our audited financial statements for the year ended December 31, 2013, included in the Form S-1, as certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other comprehensive income or comprehensive income is presented.
Interim results for the three and nine months ended September 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements. At this time, we do not believe it will materially impact our financial statements.
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

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going-concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect that the adoption of this guidance will have an impact on our consolidated financial statements or disclosures.

3.	Financial Instruments and Fair Value
The carrying value of certain of our assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to the short-term nature of such instruments. Our financial instruments that are subject to fair value measurements consist of a warrant to purchase approximately 2.2 million shares of our common stock, held by Global Energy Services Operating, LLC (the "GES Warrant") and long-term debt.
The GES Warrant, which expires on March 2, 2015, contains a provision that protects the holder from a decline in the issue price of our common stock, or a “down-round” provision. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. As a result of this provision, we account for this warrant as a liability. Following our initial public offering on August 13, 2014, and the full exercise of the Over-Allotment Option on August 29, 2014, the exercise price of the GES Warrant was reduced from $12.74 per share to $11.37 per share.
In accordance with Accounting Standards Codification 815 “Accounting for Derivative Instruments and Hedging Activities,” as amended, our warrant derivative liability is marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to earnings (loss) in the current period. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1- Unadjusted quoted market prices for identical assets or liabilities in an active market;
Level 2- Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and
Level 3- Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The warrant liability was historically recorded at fair value using Level 3 inputs for the three and nine months ended September 30, 2013 and as of December 31, 2013. Significant Level 3 inputs used to calculate the fair value of the warrant include the estimated share price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the adjustment provision. Due to the initial public offering completed on August 13, 2014, the warrant liability was recorded at fair value using Level 1 inputs for the three and nine months ended September 30, 2014. It is expected that Level 1 inputs will be used going forward to value the warrant liability.
As of September 30, 2014 and December 31, 2013, the fair value of the GES Warrant was approximately $2.4 million and $3.2 million, respectively. We recorded a non-cash gain (loss) on warrant derivative associated with the changes in fair value of $(0.6) million and $0.8 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $0.3 million for the three and nine months ended and September 30, 2013, respectively.

The following provides a reconciliation of financial liabilities measured at fair value on a recurring basis:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$1,809	$4,302	$3,189	$4,224
(Gain) loss on warrant derivative	611	(351)	(769)	(273)
Ending balance	$2,420	$3,951	$2,420	$3,951
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, or on the amount of future cash flows associated with the debt, discounted using the current borrowing rate for comparable debt instruments. The estimated fair value of our long-term debt totaled $18.6 million as of December 31, 2013, compared to a carrying amount of $19.8 million as of December 31, 2013. We had no outstanding long-term debt as of September 30, 2014.
Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily related to goodwill, intangible assets and other long-lived assets, and assets acquired and liabilities assumed in the contribution transactions, completed March 2, 2012 pursuant to an asset contribution and share subscription agreement that involved the Company acquiring certain assets and liabilities of Global Energy Services Operating, LLC and Independence Contract Drilling, LLC.

4.	Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013

Rig components and supplies	$1,871	$1,128
We determined that no reserve for obsolescence was needed at September 30, 2014 or December 31, 2013. No inventory obsolescence expense was recognized during the three and nine months ended September 30, 2014 and 2013.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)
	September 30, 2014	December 31, 2013
Accrued salaries and other compensation	$1,840	$1,868
Insurance	1,169	485
Deferred mobilization revenues	1,174	684
Property, sales and other taxes	1,731	787
Other	296	343
	$6,210	$4,167

6.	Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.

On February 21, 2014 we amended our Credit Facility in order to increase the aggregate commitments from $60.0 million to $125.0 million. The final $25.0 million of commitments under the amended Credit Facility was subject to us obtaining additional equity or indebtedness, subordinated to the Credit Facility, of at least $40.0 million (“Junior Event”). The Credit Facility, as amended, also provided for an additional uncommitted $25.0 million accordion feature that allows for future increases in the facility.
On May 12, 2014, we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade. As a result of our initial public offering completed on August 13, 2014, the final $25.0 of our $125.0 million Credit Facility became available to us.
On November 5, 2014, we amended our Credit Facility again to increase the commitments under the facility from $125.0 million to $155.0 million. In addition, the amendment provides for an additional uncommitted $125.0 million accordion feature that allows for future increases in borrowing availability.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on November 5, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The amended Credit Facility matures on November 5, 2018.
At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. The obligations under the Credit Facility are secured by all our assets and is unconditionally guaranteed by all of our future direct and indirect subsidiaries.
The amended Credit Facility contains various financial covenants including a leverage covenant, springing fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to$20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment.
We had no outstanding borrowings under the Credit Facility at September 30, 2014. Remaining availability under the Credit Facility was $105.9 million at September 30, 2014, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.

7.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation cost recognized:
Stock options	$305	$278	$849	$813
Restricted stock	856	292	1,548	825
Total stock-based compensation	$1,161	$570	$2,397	$1,638

Approximately $0.2 million and $0.4 million in stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2014, respectively. Approximately $0.1 million and $0.3 million in stock-based compensation was capitalized for the three and nine months ended September 30, 2013, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options are amortized to compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
There were no stock options granted during the nine month period ended September 30, 2014. The fair value calculations for options granted during the nine months ended September 30, 2013 are based on the following weighted-average assumptions:

2013
Risk-free interest rate	0.88%
Expected volatility	40%
Dividend yield	—
Expected term	5.0 years
Risk-Free Interest Rate
The risk-free interest rate was based on U.S. Treasury securities for the expected term of the option.
Expected Volatility Rate
Expected volatility was based on an analysis of volatilities for publicly traded companies engaged in the contract drilling business.
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
Based on these calculations, the weighted-average fair value per option granted during the nine months ended September 30, 2013 was $4.27.
A summary of stock option activity and related information for the nine months ended September 30, 2014 is as follows:

	Nine Months Ended September 30, 2014
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	963,196	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2014	963,196	$12.74
Exercisable September 30, 2014	602,880	$12.74

A summary of our unvested stock options as of September 30, 2014, and the changes during the nine months then ended is presented below:

	Nine Months Ended September 30, 2014
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2014	620,412	$4.42
Granted	—	—
Vested	(260,096)	4.55
Forfeited/expired	—	—
Unvested as of September 30, 2014	360,316	$4.33
The number of options vested at September 30, 2014 was 602,880 with a weighted average remaining contractual life of 7.6 years and a weighted-average exercise price of $12.74 per share.
As of September 30, 2014, the unrecognized compensation cost related to outstanding stock options was $1.0 million. This cost is expected to be recognized over a weighted-average period of 0.8 year.
Restricted Stock
Restricted stock awards consist of our common stock and vest over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of September 30, 2014, there was $7.9 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.
A summary of the status of our restricted stock awards as of September 30, 2014, and of changes in restricted stock outstanding during the nine months ended September 30, 2014, is as follows:

	Nine Months Ended September 30, 2014
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	147,451	$12.48
Granted	692,235	11.00
Vested	(47,625)	12.38
Forfeited/expired	—	—
Outstanding at September 30, 2014	792,061	$11.19
Restricted Stock Units
We have granted restricted stock units (RSUs) to key employees under the 2012 Plan. We have granted performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Vesting of the market-based RSUs is based on our three year total shareholder return (TSR) as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA (CEBITDA), as defined in the restricted stock unit agreement, over a three year period. We use a Monte Carlo simulation model to value the TSR market-based RSUs. The fair value of the CEBITDA performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2014, there was $4.1 million of total unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the status of our RSUs as of September 30, 2014, and of changes in RSUs outstanding during the nine months ended September 30, 2014, is as follows:

	Nine Months Ended September 30, 2014
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2014	—	$—
Granted	304,832	9.63
Vested and converted	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2014	304,832	$9.63

8.	Stockholders’ Equity and Earnings (loss) per Share
As of September 30, 2014, we had a total of 24,572,005 shares of common stock, $0.01 par value, issued and outstanding, including 792,061 shares of restricted stock and 84,854 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) (numerator):	$(1,413)	$576	$(3,562)	$(1,789)
Earnings (loss) per share:
Basic	$(0.07)	$0.05	$(0.24)	$(0.15)
Diluted	$(0.07)	$0.05	$(0.24)	$(0.15)
Shares (denominator):
Weighted-average number of shares outstanding - basic	19,174	12,180	14,563	12,179
Net effect of dilutive stock options, warrants and restricted stock units	—	76	—	—
Weighted-average number of shares outstanding - diluted	19,174	12,256	14,563	12,179
For all periods presented, the computation of diluted earnings (loss) per share excludes the dilutive effect of certain outstanding stock options and warrants because their inclusion would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings (loss) per share were 3,161,196 and 2,992,420 during the three months ended September 30, 2014 and 2013 respectively, and 3,161,196 and 3,205,548 during the nine months ended September 30, 2014 and 2013 respectively. Restricted stock units, which are not participating securities, excluded from our basic and diluted earnings (loss) per share, because they are anti-dilutive, were 304,832 and zero for the three months ended September 30, 2014 and 2013, respectively, and 304,832 and zero for the nine months ended September 30, 2014 and 2013, respectively.

9.	Commitments and Contingencies
Purchase Commitments
As of September 30, 2014, we had outstanding purchase commitments to a number of suppliers totaling $77.0 million related primarily to the construction of drilling rigs.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating leases. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to September 30, 2014, were as follows:

(in thousands)
2014	$161
2015	637
2016	327
2017	139
2018	49
Thereafter	50
$1,363
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
During 2011, we entered into the Contribution Agreement with GES. Two of our directors as of September 30, 2014, also were directors of the parent company of GES.
We purchased certain items used in the construction of our drilling rigs from an affiliate of GES. Total purchases from this vendor during the nine months ended September 30, 2014 amounted to $1.5 million and we had outstanding payables totaling $14,300 with this vendor as of September 30, 2014. We did not transact any business with this vendor in the prior year periods.
One of our directors is also a director of Axon Pressure Products. Total purchases from this vendor were $5.7 million and $0.4 million during the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, respectively. We had outstanding payables totaling $0.4 million as of September 30, 2014. We did not have any outstanding payables with this vendor as of December 31, 2013.
One of our directors is also a director of one of our customers. We recorded $1.4 million and $0.9 million in revenues with this customer for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, respectively. We had no outstanding trade receivables with this customer as of September 30, 2014 and we had $0.9 million in outstanding trade receivables as of December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities Exchange Commission on August 11, 2014 (the “Prospectus”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled "Cautionary Statement Regarding Forward-Looking Statements" and those set forth under “Risk Factors” or in other parts of the Prospectus.
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
Our standardized fleet consisted of 12 premium rigs as of September 30, 2014. Of these 12 rigs, one was completed in August 2014, two are currently under construction and scheduled for completion in December of 2014 and the first quarter of 2015, and one was being upgraded with an integrated multi-directional walking system. This upgrade was completed in October 2014. Currently, ten of our twelve rigs contain our integrated multi-directional walking system that is specifically designed to optimize pad drilling for our customers.
Our business depends on the level of exploration and production activity by oil and gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events as well as natural disasters have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business. Subsequent to September 30, 2014, oil prices declined to near $80 per barrel. Further declines in oil prices, for a prolonged period, could adversely impact the level of exploration and production activity by our customers and the demand for our services.
Recent Developments
Damage Sustained on Rig 102
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. We expect to record additional insurance recoveries in future periods when the final proof of loss is obtained. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
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

Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, which included 1,500,000 share of our common stock sold pursuant to the exercise by the underwriters in full of their option to purchase additional shares of common stock to cover over-allotments ("Over-Allotment Option"). Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the Over-Allotment Option on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD." Net proceeds from the offering were $116.5 million after deducting $7.6 million of underwriting discounts and commissions, as well as legal, accounting, printing and other expenses directly associated with the offering totaling $2.4 million. All of the outstanding borrowings on our revolving credit facility were repaid immediately following the offering.
Our Revenues
We earn contract drilling revenues pursuant to drilling contracts entered into with our customers. We perform drilling services on a “daywork” contract basis, under which we charge a fixed rate per day, or “dayrate.” The dayrate associated with each of our contracts is a negotiated price determined by the capabilities of the rig, location, depth and complexity of the wells to be drilled, operating conditions, duration of the contract and market conditions. The term of land drilling contracts may be for a defined number of wells or for a fixed time period. While under contract, our rigs generally earn a reduced rate while the rig is moving between wells or drilling locations, or on standby waiting for the customer.
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

•
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

•
Utilization. Rig utilization measures the total amount of time that our rigs are operating under a contract during a particular period. We measure utilization by dividing the total number of Operating Days for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is operating under a contract, beginning when the rig spuds its initial well under the contract, and ending with the completion of the rig’s demobilization.

•
Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.

•
Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers are excluded from this measure.

•
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

•
Increased Operating Costs Associated with Acceleration of Rig Construction. We intend to utilize the proceeds from our initial public offering and borrowings under our amended and restated revolving credit facility to fund the construction of up to seven additional ShaleDriller™ rigs for completion in 2015, which will accelerate the growth of our drilling fleet. In addition to our rig crews who participate in our rig construction process, we also hire and train additional highly skilled spare crew personnel to work on our drilling rigs and eventually be assigned as permanent members of drilling crews. During the three and nine months ended September 30, 2014, the total costs associated with these additional personnel were approximately $0.7 million and $1.5 million, respectively, and during the three and nine months ended September 30, 2013, the total costs associated with these additional personnel were approximately $0.2 million and $1.1 million respectively. We expect to increase our investment in this program through the remainder of 2014 and in 2015 as we expand the pace at which we construct and introduce rigs into our fleet, which we believe will require incrementally greater investment in training additional rig personnel. These costs are included in our direct operating costs, but we analyze them separately and, thus, exclude them when calculating our operating cost per day metrics.

•
Costs Associated with Becoming a Public Company. We expect that our general and administrative expenses will increase as a result of being a publicly traded company, including expenses to comply with reporting obligations under the Securities Exchange Act of 1934, as amended, expenses associated with Sarbanes-Oxley Act of 2002 compliance, expenses associated with being listed on the New York Stock Exchange, additional personnel costs, independent auditors fees, legal fees, investor relations expenses, registrar and transfer agent fees and director and officer liability insurance costs.

Results of Operations
The following summarizes our financial and operating data for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$19,123	$11,604	$47,333	$29,645
Costs and expenses
Operating costs	11,909	7,239	29,969	19,963
Selling, general and administrative	3,618	2,095	7,785	6,183
Depreciation and amortization	4,216	2,511	11,533	7,002
Asset impairment, net	—	—	2,612	—
Gain on disposition of assets	52	—	(139)	(41)
Total cost and expenses	19,795	11,845	51,760	33,107
Operating income (loss)	(672)	(241)	(4,427)	(3,462)
Interest expense	(482)	(23)	(1,474)	(120)
Gain (loss) on warrant derivative	(611)	351	769	273
Income (loss) before income taxes	(1,765)	87	(5,132)	(3,309)
Income tax expense (benefit)	(352)	(489)	(1,570)	(1,520)
Net income (loss)	$(1,413)	$576	$(3,562)	$(1,789)

Other financial and operating data
Number of completed rigs (end of period) (1)	9	6	9	6
Rig operating days (2)	779.1	462.4	2,022.5	1,209.4
Average number of operating rigs (3)	8.5	5.0	7.4	4.4
Rig utilization (4)	100.0%	98.9%	100.0%	96.1%
Weighted average dayrate (5)	$23,370	$21,826	$22,765	$22,018
Average revenue per operating day (6)	$23,264	$21,447	$22,167	$21,632
Average cost per operating day (7)	$13,191	$12,437	$12,899	$12,922
Average rig margin per operating day	$10,073	$9,010	$9,268	$8,710

(1)
Number of completed rigs as of September 30, 2014, increased by three compared to the number of completed rigs as of September 30, 2013, reflecting the addition of four newly constructed rigs, offset by the removal of one of our non-walking rigs from our fleet during its upgrade to a new substructure that includes a multi-directional walking system.

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

(6)
Average revenue per operating day represents total contract drilling revenues during the period divided by total operating days in the period. The following revenues are excluded in calculating average revenue per operating day; (i) revenues associated with reimbursement of out-of-pocket costs paid by customers of $1.0 million and $0.8 million during the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively and (ii) direct revenues associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively.

(7)
Average cost per operating day represents operating costs during the period divided by rig operating days during the period. The following costs are excluded in calculating average cost per operating day: (i) costs relating to out-of-pocket costs reimbursed by customers of $1.0 million and $0.8 million during the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.4 million related to the nine months ended September 30, 2014 and 2013, respectively, (ii) non-recurring rentals of drilling equipment of $0.0 million and $0.0 million during the three months ended September 30, 2014 and 2013, respectively, and $0.0 million and $0.5 million during the nine months ended September 30, 2014 and 2013, respectively, (iii) new crew training costs of $0.7 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively, and (iv) direct operating costs associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues
Revenues for the three months ended September 30, 2014 were $19.1 million, representing a 64.8% increase as compared to revenues of $11.6 million for the three months ended September 30, 2013. This increase was directly attributable to the addition of drilling rigs to our fleet between September 30, 2013 and September 30, 2014, which is reflected in the increase in our average number of operating rigs to 8.5 during the three months ended September 30, 2014 as compared to 5.0 during the three months ended September 30, 2013. On a revenue per operating day basis, our revenue per day increased 8.5% to $23,264 during the three months ended September 30, 2014, as compared to revenue per day of $21,447 for the three months ended September 30, 2013. This increase resulted primarily from an increase in weighted average dayrates to $23,370 as compared $21,826 for the prior year period.
Operating Costs
Operating costs for the three months ended September 30, 2014 were $11.9 million, representing a 64.5% increase as compared to operating costs of $7.2 million for the three months ended September 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between September 30, 2013 and September 30, 2014. On a cost per operating day basis, our cost per operating day increased to $13,191 per day during the three months ended September 30, 2014, representing a 6.1% increase compared to cost per operating day of $12,437 for the three months ended September 30, 2013. This increase is due to increases in operations management cost associated with the expansion of our rig fleet, as well as higher maintenance and supplies costs in the current quarter.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended September 30, 2014 were $3.6 million, representing a 72.7% increase as compared to selling, general and administrative expense of $2.1 million for the three months ended September 30, 2013. This increase relates primarily to $0.7 million in costs associated with our initial public offering, which included professional fees and other related costs of $0.5 million and non-cash stock compensation costs of $0.2 million associated with the acceleration of certain stock-based awards. Additionally, non-cash stock compensation expense increased by $0.4 million as a result of new awards made in connection with our initial public offering. Increased selling, general and administrative expenses for the quarter also reflect additional personnel, insurance, professional fees and other ongoing costs associated with being a public company.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2014 was $4.2 million, representing a 67.9% increase compared to depreciation and amortization expense of $2.5 million for the three months ended September 30, 2013. This increase was related to the introduction of new drilling rigs constructed by us throughout 2013 and 2014. We begin depreciating our rigs when they commence drilling operations.
Asset Impairment, net
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. We expect to record additional insurance recoveries in future periods when the final proof of loss is obtained. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Interest Expense
Interest expense for the three months ended September 30, 2014 was $0.5 million, as compared to $23.0 thousand for the three months ended September 30, 2013. Borrowings under our revolving credit facility are primarily used to fund our rig construction activity and we did not begin making such borrowings until July 2013.
Gain (loss) on Warrant Derivative
As part of the consideration paid to GES for their contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expires on March 2, 2015. The terms of this warrant contained a feature that allows the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we account for the warrant as a derivative liability on our balance sheet and have recorded changes in fair value each reporting period through earnings (loss). At September 30, 2014, the fair value of the warrant was estimated at $2.4 million, which resulted in us recording a loss of approximately $(0.6) million for the third quarter of 2014. At September 30, 2013, the fair value of the warrant was estimated at $4.0 million, and we recorded a non-cash gain of $0.4 million for the third quarter of 2013.
Income Tax Expense (Benefit)
The income tax benefit recorded for the three months ended September 30, 2014 amounted to $0.4 million compared to an income tax benefit of $0.5 million for the three months ended September 30, 2013. The provision for income taxes for the three and nine months ended September 30, 2013 reflects a reduction in the Company's effective tax rate associated with reduced state income taxes. This decrease is the result of lower state income taxes in the taxing jurisdictions the Company's rigs were operating in for 2013.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues
Revenues for the nine months ended September 30, 2014 were $47.3 million, representing a 59.7% increase compared to revenues of $29.6 million for the nine months ended September 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between September 30, 2013 and September 30, 2014, which is reflected in the increase in our average number of operating rigs to 7.4 during the nine months ended September 30, 2014 compared to 4.4 during the nine months ended September 30, 2013. On a revenue per operating day basis, our revenues per day increased to $22,167 during the nine months ended September 30, 2014, representing an increase compared to revenues per day of $21,632 for the nine months ended September 30, 2013.

Operating Costs
Operating costs for the nine months ended September 30, 2014 were $30.0 million, representing a 50.1% increase compared to operating costs of $20.0 million for the nine months ended September 30, 2013. This increase was directly related to the addition of drilling rigs to our fleet between September 30, 2013 and September 30, 2014. On a cost per operating day basis, our cost per day decreased to $12,899 during the nine months ended September 30, 2014, representing a 0.2% decrease compared to cost per day of $12,922 for the nine months ended September 30, 2013.
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended September 30, 2014 were $7.8 million, representing a 25.9% increase compared to selling, general and administrative expenses of $6.2 million for the nine months ended September 30, 2013. This increase relates primarily to $0.7 million in costs associated with our initial public offering, which included professional fees and other related costs of $0.5 million and non-cash stock compensation costs of $0.2 million associated with the acceleration of certain stock-based awards. Additionally, non-cash stock compensation expense increased by $0.4 million as a result of new awards made in connection with our initial public offering. Increased selling, general and administrative expenses for the quarter also reflect additional personnel, insurance, professional fees and other ongoing costs associated with being a public company.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2014 was $11.5 million, representing a 64.7% increase compared to depreciation and amortization expense of $7.0 million for the nine months ended September 30, 2013. This increase was related to the introduction of new drilling rigs constructed by us throughout 2013 and 2014. We begin depreciating our rigs when they commence drilling operations.
Asset Impairment, net
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. We believe the cost to repair and replace this equipment is covered by insurance, subject to a $250,000 deductible. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades will not be covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig. During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. We expect to record additional insurance recoveries in future periods when the final proof of loss is obtained. We are currently unable to accurately estimate the total amount of the insurance recoveries related to this matter.
Interest Expense
Interest expense for the nine months ended September 30, 2014 was $1.5 million compared to interest expense of $0.1 million for the nine months ended September 30, 2013. Borrowings under our revolving credit facility are primarily used to fund our rig construction activity and we did not begin making such borrowings until July 2013. Interest expense in the prior year period relates primarily to the amortization of deferred financing costs and commitment fees.
Gain (loss) on Warrant Derivative
As part of the consideration paid to GES for their contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expires on March 2, 2015. The terms of this warrant contained a feature that allows the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we have accounted for the warrant as a derivative liability on our balance sheet and have recorded changes in fair value each reporting period through earnings (loss). At September 30, 2014, the fair value of the warrant was estimated at $2.4 million, which resulted in us recording a non-cash gain of approximately $0.8 million during the nine months ended September 30, 2014. At September 30, 2013, the fair value of the warrant was estimated at $4.0 million, and we recorded a non-cash gain of $0.3 million during the nine months ended September 30, 2013.

Income Tax Expense (Benefit)
The income tax benefit recorded for the nine months ended September 30, 2014 amounted to $1.6 million compared to an income tax benefit of $1.5 million for the nine months ended September 30, 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 30.6% and 45.9%, respectively.
Liquidity and Capital Resources
We were incorporated in November 2011 and acquired our rig manufacturing intellectual property and facility in March 2012. Contemporaneously with this transaction, we also acquired certain assets of RigAssetCo and completed a private placement of our common stock for net cash proceeds of approximately $98.4 million. We acquired $17.1 million in cash in connection with the RigAssetCo acquisition. The net proceeds from the private placement and the cash acquired from RigAssetCo were used to fund the construction of our rigs and for working capital purposes.
Our primary sources of capital to date have been funds received from our initial private placement of common stock, cash acquired from RigAssetCo, our revolving credit facility and our initial public offering. As of September 30, 2014, we had cash and cash equivalents of $13.2 million compared to $2.7 million as of December 31, 2013.
Our principal use of capital has been the construction of land drilling rigs and associated equipment and equipment inventories required to support our growing drilling operations. Our first drilling rig was completed and began operating in May 2012. As of September 30, 2014, we had nine completed ShaleDriller™ rigs, one rig being upgraded with an integrated multi-directional walking system and two additional rigs under construction.
Initial Public Offering
On August 7, 2014, our registration statement on Form S-1 (File No. 333-196914) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, which included 1,500,000 share of our common stock sold pursuant to the exercise by the underwriters in full of their Over-Allotment Option. Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as book runners. We completed our initial public offering of 10,000,000 shares of our common stock on August 13, 2014 and subsequently closed the issuance and sale of the additional 1,500,000 shares of our common stock pursuant to the Over-Allotment Option on August 29, 2014. Our common stock trades on the New York Stock Exchange under the ticker symbol "ICD." Net proceeds from the offering was $116.5 million after deducting $7.6 million of underwriting discounts and commissions, as well as legal, accounting, printing and other expenses directly associated with the offering totaling $2.4 million. All of the outstanding borrowings on our revolving credit facility were repaid immediately following the offering.
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2014 compared to cash provided by operating activities of $0.5 million during the same period in 2013. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2014 were higher as a result of an increase in the net loss, adjusted for non-cash items, to $10.6 million for the nine months ended September 30, 2014 compared to $4.7 million during the same period in 2013. Working capital changes had no impact on flows from operating activities for the nine months ended September 30, 2014 compared to a reduction of $4.2 million during the same period in 2013.
Net Cash Used In Investing Activities
Cash used in investing activities was $95.4 million for the nine months ended September 30, 2014 compared to cash used in investing activities of $39.6 million during the same period in 2013. During 2014, capital expenditures of $97.9 million, related primarily to new rig construction, were offset by insurance proceeds of $2.0 million and proceeds from the sale of property, plant and equipment of $0.5 million. During the 2013 period, capital expenditures of $39.8 million related primarily to new rig construction, were offset by proceeds from the sale of property, plant and equipment of $0.3 million.

Net Cash Provided By (Used For) Financing Activities
Cash provided by financing activities was $95.3 million for the nine months ended September 30, 2014 compared to cash provided by financing activities of $4.5 million during the same period in 2013. During 2014, initial public offering proceeds, net of $116.5 million and borrowing under our revolving credit facility of $105.0 million, were offset by repayments under our revolving credit facility of $124.8 million and expenditures for deferred financing costs of $1.2 million. During the 2013 period, borrowing under our revolving credit facility of $10.7 million was offset by repayments under our revolving credit facility of $5.1 million and expenditures for deferred financing costs of $1.1 million.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for new rigs, operating expenses, expansion of our critical spare and tubular goods inventories, working capital and general corporate purposes. Using the proceeds from our initial public offering and borrowings under our revolving credit facility, we plan to complete the construction of the one rig currently in-progress in 2014 and to commence building up to an additional seven rigs for completion in 2015, assuming market conditions remain attractive for new construction, as well as fund capital expenditures associated with our inventory of critical spare parts and maintenance capital expenditures for our existing rigs. Historically, the average total “all in” capital expenditures incurred by us to construct a ShaleDriller™ rig fully equipped with a multi-directional walking system and bi-fuel system and deliver that rig fully equipped and ready to spud its first well has been approximately $18.9 million. This includes the cost of constructing the base rig, the purchase of all tubulars and other assets and equipment typically purchased by a drilling contractor, all crew costs and direct labor associated with the construction of the rig and its full testing and commissioning, all overhead directly associated with the construction of the rig, capitalized interest and all applicable taxes and transportation costs associated with the rig’s construction. Our tenth rig, which was completed in August 2014, and our eleventh rig, scheduled for delivery in December 2014, are both equipped with 7500 psi rated mud pumps and circulating systems. This increased pressure rating and capability is beneficial when drilling extended lateral length in horizontal wells that require use of mud motors that are powered based upon hydraulic pressure provided by the drilling rig. These or other additional features will result in increased costs per rig. The total cost for our rig completed in August was approximately $20.0 million. We currently intend to include this feature in all of our future rigs.
We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our revolving credit facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next 12 months.
Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.
On February 21, 2014 we amended our Credit Facility in order to increase the aggregate commitments from $60.0 million to $125.0 million. The final $25.0 million of commitments under the amended Credit Facility was subject to us obtaining additional equity or indebtedness, subordinated to the Credit Facility, of at least $40.0 million (“Junior Event”). The Credit Facility, as amended, also provided for an additional uncommitted $25.0 million accordion feature that allows for future increases in the facility.
On May 12, 2014, we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade. As a result of our initial public offering completed on August 13, 2014, the final $25.0 of our $125.0 million Credit Facility became available to us.
On November 5, 2014, we amended our Credit Facility again to increase the commitments under the facility from $125.0 million to $155.0 million. In addition, the amendment provides for an additional uncommitted $125.0 million accordion feature that allows for future increases in borrowing availability.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on November 5, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The amended Credit Facility matures on November 5, 2018.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. The obligations under the Credit Facility are secured by all our assets and is unconditionally guaranteed by all of our future direct and indirect subsidiaries.
The amended Credit Facility contains various financial covenants including a leverage covenant, springing fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment.
We had no outstanding borrowings under the Credit Facility at September 30, 2014. Remaining availability under the Credit Facility was $105.9 million at September 30, 2014, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.
 Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements. At this time, we do not believe it will materially impact our financial statements.

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

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going-concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect that the adoption of this guidance will have an impact on our consolidated financial statements or disclosures.

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
Commodity Price Risk
The demand for contract drilling services is a result of exploration and production ("E&P") companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining their future levels of capital expenditures. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices. Subsequent to September 30, 2014, oil prices declined to near $80 per barrel. Further declines in oil prices, for a prolonged period, could adversely impact the level of exploration and production activity by our customers and the demand for our services.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, at the reasonable assurance level, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome be the result, management does not currently expect that the outcome of any of these known legal proceedings or claims will have a material adverse effect on our financial position or results of operations.

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
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering of Common Stock

As of September 30, 2014, we had used approximately $83.2 million of the net proceeds received from our initial public offering to repay outstanding amounts under our existing revolving credit facility and we had used $33.3 million primarily to finance the construction of additional drilling rigs and for general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on August 11, 2014 pursuant to Rule 424(b).

We repurchased shares of our common stock in July 2014 in connection with a termination agreement with an employee and in August 2014 we withheld shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1 — July 31	14,915	$12.74	—	—
August 1 — August 31	—	—	—	—
September 1 — September 30	3,214	$11.00	—	—
(1)        We do not have a current share repurchase program authorized by the Board of Directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

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
Date: November 12, 2014