Form 10-Q
period 2015-03-31
Independence Contract Drilling, Inc.
filed 2015-05-11
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
24,620,243 shares of the registrant’s Common Stock were outstanding as of May 11, 2015.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our inability to implement our business and growth strategy;

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	decline in or substantial volatility of crude oil and natural gas commodity prices;

•	fluctuation of our operating results and volatility of our industry;

•	inability to maintain or increase pricing on our contract drilling services;

•	delays in construction or deliveries of our new land drilling rigs;

•	the loss of our customer, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;

•	an increase in interest rates and deterioration in the credit markets;

•	our inability to raise sufficient funds through debt financing and equity issuances needed to fund our planned rig construction projects;

•	our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;

•	a substantial reduction in borrowing base under our revolving credit facility as a result of a decline in the appraised value of our drilling rigs;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•	the loss of key management personnel;

•	new technology that may cause our drilling methods or equipment to become less competitive;

•	labor costs or shortages of skilled workers;

•	the loss of or interruption in operations of one or more key vendors;

•	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;

•	increased regulation of drilling in unconventional formations;

•
the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	the potential failure by us to establish and maintain effective internal control over financial reporting; and

•	lack of operating history as a contract drilling company.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$11,043	$10,757
Accounts receivable, net	17,999	19,127
Inventory	2,191	2,124
Deferred taxes	364	323
Prepaid expenses and other current assets	3,535	3,969
Total current assets	35,132	36,300
Property, plant and equipment, net	273,924	250,498
Other long-term assets, net	2,580	2,749
Total assets	$311,636	$289,547
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$—	$22,519
Accounts payable	30,013	21,993
Accrued liabilities	5,386	6,970
Income taxes payable	253	408
Total current liabilities	35,652	51,890
Long-term debt	35,940	—
Other long-term liabilities	415	598
Deferred taxes	364	323
Total liabilities	72,371	52,811
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,705,254 and 24,714,344 issued, respectively; 24,620,243 and 24,629,333 outstanding, respectively	246	246
Additional paid-in capital	273,904	272,750
Accumulated deficit	(33,914)	(35,289)
Treasury shares, at cost, 85,011 shares	(971)	(971)
Total stockholders’ equity	239,265	236,736
Total liabilities and stockholders’ equity	$311,636	$289,547

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$22,306	$13,549
Costs and expenses
Operating costs	13,106	8,777
Selling, general and administrative	3,827	2,094
Depreciation and amortization	4,289	3,416
(Insurance recoveries) asset impairment, net	(841)	4,650
Loss (gain) on disposition of assets	393	(189)
Total costs and expenses	20,774	18,748
Operating income (loss)	1,532	(5,199)
Interest expense	(312)	(394)
Gain on warrant derivative	—	3
Income (loss) before income taxes	1,220	(5,590)
Income tax benefit	(155)	(1,885)
Net income (loss)	$1,375	$(3,705)
Earnings (loss) per share:
Basic	$0.06	$(0.30)
Diluted	$0.06	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	24,629	12,251

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2014	24,629,333	$246	$272,750	$(35,289)	$(971)	$236,736
Restricted stock forfeited	(9,090)	—	—	—	—	—
Stock-based compensation	—	—	1,154	—	—	1,154
Net income	—	—	—	1,375	—	1,375
Balances at March 31, 2015	24,620,243	$246	$273,904	$(33,914)	$(971)	$239,265

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$1,375	$(3,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,289	3,416
(Insurance recoveries) asset impairment, net	(841)	4,650
Stock-based compensation	933	448
Gain on warrant derivative	—	(3)
Loss (gain) on disposition of assets	393	(189)
Deferred taxes	—	(1,885)
Amortization of deferred financing costs	153	152
Bad debt expense	73	—
Changes in operating assets and liabilities
Accounts receivable	1,055	(1,718)
Inventory	(67)	(406)
Vendor advances	—	(2,450)
Prepaid expenses and other current assets	(811)	(1,500)
Accounts payable and accrued liabilities	(1,080)	(1,547)
Income taxes payable	(155)	—
Net cash provided by (used in) operating activities	5,317	(4,737)
Cash flows from investing activities
Purchases of property, plant and equipment	(21,283)	(12,432)
Proceeds from insurance claims	2,899	—
Proceeds from the sale of property, plant and equipment	93	464
Net cash used in investing activities	(18,291)	(11,968)
Cash flows from financing activities
Borrowings under credit facility	39,760	32,012
Repayments under credit facility	(26,339)	(13,694)
Financing costs paid	(161)	(1,232)
Net cash provided by financing activities	13,260	17,086
Net increase in cash and cash equivalents	286	381
Cash and cash equivalents
Beginning of period	10,757	2,730
End of period	$11,043	$3,111
Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$—	—
Cash paid during the period for interest	$603	$303
Supplemental disclosure of non-cash investing and financing activties
Stock-based compensation capitalized as property, plant and equipment	$221	$106
Purchases of property plant and equipment in accounts payable	$7,333	$5,647
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements

1.	Nature of Operations
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
Our standardized fleet consisted of fourteen premium rigs as of March 31, 2015. Of these fourteen rigs, two were completed in March 2015 and one was under construction and scheduled for completion during the third quarter of 2015. Currently, twelve of our fourteen rigs contain our integrated multi-directional walking system that is specifically designed to optimize pad drilling for our customers.
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

In this regard, oil prices declined significantly during the second half of 2014 and have continued to decline in 2015. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and around $58.92 per barrel during the first week in May 2015 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing a severe downturn. Market conditions remain very dynamic and are changing quickly. Although the magnitude as well as the duration of this downturn are not yet known, we believe that 2015 will continue to be a very challenging year for our industry.
We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their 2015 capital spending plans. The initial impact of these spending reductions is evidenced by the published rig counts in the United States, which have declined more than 50% since their recent peak in October 2014, and we believe the rig count in the United States will significantly decline further in 2015.
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
Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller™, and that premium operations such as ours will be less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller™ rig. During 2014, we operated our premium drilling fleet with 99.7% contractual utilization, but we do not expect to maintain this level of utilization while this current market downturn continues. In the first quarter of 2015, one of our non-walking rigs became idle and we are evaluating whether to upgrade it with our multi-directional walking system. During the second quarter of 2015, we have three contracts with terms expiring. We expect to market these rigs at substantially lower dayrates than their expiring contracts and at lower contractual utilization rates than where we historically have operated, and there can be no assurance that these rigs will remain operating at profitable levels.

Damage Sustained on Rig 102
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades were not covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig ($2.9 million), as well as the impairment of certain non-damaged items associated with the upgrade ($1.8 million). During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. In the fourth quarter of 2014, we recorded an additional $1.6 million in insurance recoveries related to repairing damage to the rig ($1.0 million) as well as the recovery of out-of-pocket expenses ($0.6 million), for which we had received a second partial proof of loss from the insurance company. During the first quarter of 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.
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
These unaudited financial statements include all the accounts of ICD, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read along with our audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other comprehensive income or comprehensive income is presented.
Interim results for the three months ended March 31, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a major strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application was permitted. Adoption of this guidance did not materially impact our financial statements.

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our financial statements.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going-concern. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact this will have on our financial statements.

In April 2015, the FASB issued an accounting standards update intended to simplify the presentation of debt issuance costs.  This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We believe the guidance will affect the classification of our deferred financing costs in our financial statements.

3.	Revision of Prior Year Financial Statements
We revised the classification of long-term debt in our balance sheet as of December 31, 2014 from long-term debt to current portion of long-term debt due to our credit facility including both a required lock-box payment method and a subjective acceleration clause permitting the lenders to declare an event of default in the event of a material adverse change. We subsequently amended our credit facility to provide for a springing lock-box arrangement to permit the long-term classification of the debt, subject to the credit facility’s ultimate maturity and our compliance with its terms and conditions. The correction of the misclassification did not affect previously reported net income, total assets, total liabilities or stockholders' equity or cash flows as of and for the year ended December 31, 2014 or 2013. The net impact of the reclassification to the balance sheet at December 31, 2014, was to (i) reduce long-term debt from $22.5 million to zero; (ii) increase current portion of long-term debt from zero to $22.5 million; and (iii) increase current liabilities from $29.4 million to $51.9 million. We analyzed the reclassifications under SEC staff guidance and determined that the impact of the reclassification was not material to previously issued financial statements.

4.	Financial Instruments and Fair Value
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

The GES Warrant, which expired unexercised on March 2, 2015, contained a provision that protected the holder from a decline in the issue price of our common stock, or a “down-round” provision. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. As a result of this provision, we accounted for this warrant as a liability. Following our initial public offering completed on August 13, 2014, and the full exercise of the Over-Allotment Option on August 29, 2014, the exercise price of the GES Warrant was reduced from $12.74 per share to $11.37 per share.
In accordance with Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities,” as amended, our warrant derivative liability was marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to earnings (loss) in the applicable period. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Prior to the completion of our initial public offering in August 13, 2014, the warrant liability was recorded at fair value using Level 3 inputs. Significant Level 3 inputs used to calculate the fair value of the warrant include the estimated share price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the adjustment provision. After the initial public offering completed on August 13, 2014, the warrant liability was recorded at fair value using Level 1 inputs.
As of December 31, 2014, the fair value of the GES Warrant was estimated at zero, and the warrant expired unexercised on March 2, 2015. There was no gain or loss associated with the warrant for the three months ended March 31, 2015 and we recorded a non-cash gain on the warrant derivative of $3.0 thousand during the three months ended March 31, 2014.
The following provides a reconciliation of financial liabilities measured at fair value on a recurring basis:

(in thousands)	Three Months Ended March 31,
	2015	2014
Beginning balance	$—	$3,189
(Gain) loss on warrant derivative	—	(3)
Ending balance	$—	$3,186
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, or on the amount of future cash flows associated with the debt, discounted using the current borrowing rate for comparable debt instruments. The estimated fair value of our long-term debt totaled $35.7 million and $22.9 million as of March 31, 2015 and December 31, 2014, respectively, compared to a carrying amount of $35.9 million and $22.5 million as of March 31, 2015 and December 31, 2014, respectively.
Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of other long-lived assets.

5.	Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014

Rig components and supplies	$2,191	$2,124
We determined that no reserve for obsolescence was needed at March 31, 2015 or December 31, 2014. No inventory obsolescence expense was recognized during the three months ended March 31, 2015 and 2014.

6.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)
	March 31, 2015	December 31, 2014
Accrued salaries and other compensation	$1,925	$2,710
Insurance	174	488
Deferred mobilization revenues	1,261	1,281
Property, sales and other taxes	1,289	1,710
Other	737	781
	$5,386	$6,970

7.	Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.
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
On May 12, 2014, we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade. As a result of our initial public offering, completed on August 13, 2014, the final $25.0 of our $125.0 million Credit Facility became available to us.
On November 5, 2014, we amended our Credit Facility again to increase the commitments under the facility from $125.0 million to $155.0 million. In addition, the amendment provides for an additional uncommitted $25.0 million accordion feature that allows for future increases in borrowing availability.
On April 23, 2015, we amended our Credit Facility to provide for a springing lock box arrangement.
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
The Credit Facility provides for a springing lock box arrangement that is only triggered upon the occurrence of an event of default under the Credit Facility or availability under the Credit Facility falls below the greater of (A) $15 million and (B) the lesser of 15% of the borrowing base or 15% of the total commitments under the facility. The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility are required to be classified as current in the event the springing lock box event occurs, regardless of the actual maturity of the borrowings.
We had $35.9 million in outstanding borrowings under the Credit Facility at March 31, 2015. Remaining availability under the Credit Facility was $87.9 million at March 31, 2015, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility and expect to remain in compliance throughout 2015.

8.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock units and up to 3,454,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of March 31, 2015, approximately 1,133,134 shares were available for future awards.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended March 31,
	2015	2014
Compensation cost recognized:
Stock options	$214	$272
Restricted stock and restricted stock units	940	282
Total stock-based compensation	$1,154	$554
Approximately $0.2 million and $0.1 million in stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2015 and March 31, 2014, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options are amortized to compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
There were no stock options granted during the three months ended March 31, 2015 or the three months ended March 31, 2014.

A summary of stock option activity and related information for the three months ended March 31, 2015 is as follows:

	Three Months Ended March 31, 2015
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	963,196	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2015	963,196	$12.74
Exercisable March 31, 2015	801,485	$12.74
A summary of our unvested stock options as of March 31, 2015, and the changes during the three months then ended is presented below:

	Three Months Ended March 31, 2015
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2015	360,316	$4.32
Granted	—	—
Vested	(198,605)	4.84
Forfeited/expired	—	—
Unvested as of March 31, 2015	161,711	$3.70
The number of options vested at March 31, 2015 was 801,485 with a weighted average remaining contractual life of 7.1 years and a weighted-average exercise price of $12.74 per share.
As of March 31, 2015, the unrecognized compensation cost related to outstanding stock options was $0.5 million. This cost is expected to be recognized over a weighted-average period of 0.8 year.
Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of March 31, 2015, there was $6.7 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.
A summary of the status of our restricted stock awards as of March 31, 2015, and of changes in restricted stock outstanding during the three months ended March 31, 2015, is as follows:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2015	778,765	$10.85
Granted	—	—
Vested	—	—
Forfeited	(9,090)	11.00
Outstanding at March 31, 2015	769,675	$10.85
Restricted Stock Units
We have granted restricted stock units (RSUs) to key employees under the 2012 Plan. We have granted performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Vesting of the market-based RSUs is based on our three year total shareholder return (TSR) as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA (CEBITDA), as defined in the restricted stock unit agreement, over a three year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs. The fair value of the CEBITDA performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2015, there was $2.3 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized. This cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the status of our RSUs as of March 31, 2015, and of changes in RSUs outstanding during the three months ended March 31, 2015, is as follows:

	Three Months Ended March 31, 2015
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2015	343,150	$13.72
Granted	—	—
Vested and converted	—	—
Forfeited	—	—
Outstanding at March 31, 2015	343,150	$13.72

9.	Stockholders’ Equity and Earnings (loss) per Share
As of March 31, 2015, we had a total of 24,620,243 shares of common stock, $0.01 par value outstanding, including 769,675 shares of restricted stock, and 85,011 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

(in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Net income (loss) (numerator):	$1,375	$(3,705)
Earnings (loss) per share:
Basic	$0.06	$(0.30)
Diluted	$0.06	$(0.30)
Shares (denominator):
Weighted-average number of shares outstanding - basic	24,629	12,251
Net effect of dilutive stock options, warrants and restricted stock units	—	—
Weighted-average number of shares outstanding - diluted	24,629	12,251
For all periods presented, the computation of diluted earnings (loss) per share excludes the dilutive effect of certain outstanding stock options and warrants because their inclusion would be anti-dilutive.  The number of options that were excluded from diluted earnings (loss) per share were 963,196 during both the three months ended March 31, 2015 and 2014. A warrant to purchase 2,198,000 shares of our common stock was anti-dilutive in both periods and expired unexercised on March 2, 2015.  Restricted stock units, which are not participating securities and are excluded from our basic and diluted earnings (loss) per share because they are anti-dilutive, were 343,150 and zero for the three months ended March 31, 2015 and 2014, respectively.

10.	Income Taxes
Our effective tax rate for the quarter ended March 31, 2015 was (12.7%). The rate is primarily comprised of the effect of the Texas margin tax, due to our valuation allowance for federal income tax purposes being applied against any potential deferred tax asset which would have ordinarily resulted. While we do not expect to receive a benefit for the full year, the negative effective tax rate is determined by applying the guidance in ASC 740-270. We expect to owe Texas margin tax for the full year 2015. We were not subject to a valuation allowance for federal taxes in the prior year comparable quarter.

11.	Commitments and Contingencies
Purchase Commitments
As of March 31, 2015, we had outstanding purchase commitments to a number of suppliers totaling $51.8 million related primarily to the construction of drilling rigs.

Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating leases. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to March 31, 2015, were as follows:

(in thousands)
2015	$546
2016	418
2017	228
2018	49
2019	50
Thereafter	—
$1,291
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

12.	Related Parties
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. Two of our directors, as of March 31, 2015, also were directors of the parent company of GES. One of these directors is also the director of a fund that owned approximately 36% of the ultimate parent company of GES as of March 31, 2015.
We purchased certain items used in the construction of our drilling rigs from an affiliate of GES. Total purchases from this vendor amounted to $0.4 million and $0.2 million during the three months ended March 31, 2015 and March 31, 2014, respectively. We had outstanding payables with this vendor totaling $8,287 and $9,040 as of March 31, 2015 and March 31, 2014 respectively.
The son of one of our directors worked in a sales capacity at one of our vendors that sells drilling equipment and related supplies during a portion of the first quarter of 2015.  Total purchases from this vendor amounted to $0.5 million million and $0.2 million during the three months ended March 31, 2015 and March 31, 2014, respectively.  We had outstanding payables with this vendor totaling $0.2 million and $0.2 million as of March 31, 2015 and March 31, 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled "Cautionary Statement Regarding Forward-Looking Statements" and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
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

Our standardized fleet consisted of fourteen premium rigs as of March 31, 2015. Of these fourteen rigs, two were completed in March 2015 and one was under construction and scheduled for completion during the third quarter of 2015. Currently, twelve of our fourteen rigs contain our integrated multi-directional walking system that is specifically designed to optimize pad drilling for our customers.
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

In this regard, oil prices declined significantly during the second half of 2014 and have continued to decline in 2015. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and around $58.92 per barrel during the first week in May 2015 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing a severe downturn. Market conditions remain very dynamic and are changing quickly. Although the magnitude as well as the duration of this downturn are not yet known, we believe that 2015 will continue to be a very challenging year for our industry.
We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their 2015 capital spending plans. The initial impact of these spending reductions is evidenced by the published rig counts in the United States, which have declined more than 50% since their recent peak in October 2014, and we believe the rig count in the United States will significantly decline further in 2015.

As a result of this deterioration in market conditions, our customers are principally focused on their most economic wells and on maintaining their most cost efficient operations that deliver the overall lowest cost of producing their wells. As a result, operators are focusing more of their capital spending on horizontal drilling programs on multi-well pads, compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe this rapid market deterioration has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads.
Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller™, and that premium operations such as ours will be less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller™ rig. During 2014, we operated our premium drilling fleet with 99.7% contractual utilization, but we do not expect to maintain this level of utilization while this current market downturn continues. In the first quarter of 2015, one of our non-walking rigs became idle and we are evaluating whether to upgrade it with our multi-directional walking system. During the second quarter of 2015, we have three contracts with terms expiring. We expect to market these rigs at substantially lower dayrates than their expiring contracts and at lower contractual utilization rates than where we historically have operated, and there can be no assurance that these rigs will remain operating at profitable levels.

Recent Developments
Damage Sustained on Rig 102
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades were not covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig ($2.9 million), as well as the impairment of certain non-damaged items associated with the upgrade ($1.8 million). During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. In the fourth quarter of 2014, we recorded an additional $1.6 million in insurance recoveries related to repairing damage to the rig ($1.0 million) as well as the recovery of out-of-pocket expenses ($0.6 million), for which we had received a second partial proof of loss from the insurance company. During the first quarter of 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.
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
Our Operating Costs
Our operating costs include all expenses associated with operating and maintaining our drilling rigs. Operating costs include all “rig level” expenses such as labor and related payroll costs, repair and maintenance expenses, supplies, workers' compensation and other insurance, ad valorem taxes and equipment rental costs. Also included in our operating costs are certain costs that are not incurred at the “rig level.” These costs include expenses directly associated with our operations management team as well as our safety and maintenance personnel who are not directly assigned to our rigs but are responsible for the oversight and support of our operations and safety and maintenance programs across our fleet.
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

Results of Operations
The following summarizes our financial and operating data for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues	$22,306	$13,549
Costs and expenses
Operating costs	13,106	8,777
Selling, general and administrative	3,827	2,094
Depreciation and amortization	4,289	3,416
(Insurance recoveries) asset impairment, net	(841)	4,650
Loss (gain) on disposition of assets	393	(189)
Total cost and expenses	20,774	18,748
Operating income (loss)	1,532	(5,199)
Interest expense	(312)	(394)
Gain on warrant derivative	—	3
Income (loss) before income taxes	1,220	(5,590)
Income tax benefit	(155)	(1,885)
Net income (loss)	$1,375	$(3,705)

Other financial and operating data
Number of completed rigs (end of period) (1)	13	6
Rig operating days (2)	951.2	607.3
Average number of operating rigs (3)	10.6	6.7
Rig utilization (4)	92.1%	100.0%
Average revenue per operating day (5)	$22,782	$20,918
Average cost per operating day (6)	$13,035	$12,697
Average rig margin per operating day	$9,747	$8,221

(1)
Number of completed rigs as of March 31, 2015 increased by seven compared to the number of completed rigs as of March 31, 2014, reflecting the addition of six newly constructed rigs and the completion of an upgrade of one of the Company's drilling rigs (see Note 1 - Nature of Operations - Damage Sustained on Rig 102).

(2)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period.

(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(4)	Rig utilization is calculated as rig operating days divided by the total number of days our rigs are available during the period.

(5)
Average revenue per operating day represents total contract drilling revenues during the period divided by total rig operating days in the period. The following revenues are excluded in calculating average revenue per operating day; (i) revenues associated with reimbursement of out-of-pocket costs paid by customers of $0.6 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively, and (ii) direct revenues associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

(6)
Average cost per operating day represents operating costs during the period divided by rig operating days during the period. The following costs are excluded in calculating average cost per operating day: (i) costs relating to out-of-pocket costs reimbursed by customers of $0.6 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively, (ii) new crew training costs of $0.1 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively, and (iii) direct operating costs associated with repair and service and other revenues from third-party drilling contractors of $0.0 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues
Revenues for the three months ended March 31, 2015 were $22.3 million, representing a 64.6% increase as compared to revenues of $13.5 million for the three months ended March 31, 2014. This increase was directly attributable to the addition of drilling rigs to our fleet between March 31, 2014 and March 31, 2015, which is reflected in the increase in our average number of operating rigs to 10.6 during the three months ended March 31, 2015 as compared to 6.7 during the three months ended March 31, 2014. On a revenue per operating day basis, our revenue per day increased 8.9% to $22,782 during the three months ended March 31, 2015, as compared to revenue per day of $20,918 for the three months ended March 31, 2014. This increase resulted primarily from an increase in weighted average dayrates, offset by the impact of several of our rigs being on standby rates during the period, which are lower than normal operating dayrates.
Operating Costs
Operating costs for the three months ended March 31, 2015 were $13.1 million, representing a 49.3% increase as compared to operating costs of $8.8 million for the three months ended March 31, 2014. This increase was directly related to the addition of drilling rigs to our fleet between March 31, 2014 and March 31, 2015. On a cost per operating day basis, our cost per operating day increased to $13,035 per day during the three months ended March 31, 2015, representing a 2.7% increase compared to cost per operating day of $12,697 for the three months ended March 31, 2014. The increase in operating costs per day primarily related to stacking costs for the Company's one idle rig, and higher repair and maintenance costs.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended March 31, 2015 were $3.8 million, representing a 82.8% increase as compared to selling, general and administrative expense of $2.1 million for the three months ended March 31, 2014. This increase relates to additional payroll, insurance, professional fees and other ongoing costs associated with being a public company. Additionally, non-cash stock compensation expense increased by $0.5 million as a result of new awards made in connection with our initial public offering.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2015 was $4.3 million, representing a 25.6% increase compared to depreciation and amortization expense of $3.4 million for the three months ended March 31, 2014. This increase was related to the introduction of new drilling rigs constructed by us throughout 2014. We begin depreciating our rigs when they commence drilling operations. This increase was offset by the reduction in amortization of intangible assets during the current period as a result of our rig manufacturing intellectual property being fully amortized as of December 31, 2014.
(Insurance Recoveries) Asset Impairment, net
On March 9, 2014, one of our non-walking drilling rigs (Rig 102) suspended drilling operations due to damage to the rig’s mast and other operating equipment. While under repair, we upgraded this rig by adding a substructure and other equipment that includes a multi-directional walking system. The cost of the upgrades were not covered by insurance. The repairs and upgrades were completed in October 2014 and the upgraded rig was renamed Rig 208. We recorded an asset impairment charge of $4.7 million during the three months ended March 31, 2014, representing a preliminary estimate of the damage sustained to the rig ($2.9 million), as well as the impairment of certain non-damaged items associated with the upgrade ($1.8 million). During the three months ended June 30, 2014, we recorded approximately $2.3 million in insurance proceeds related to repairing damage to the rig ($2.0 million) as well as the recovery of certain out-of-pocket expenses ($0.3 million), for which we had received a partial proof of loss from the insurance company. As of September 30, 2014, all of the $2.3 million had been collected. In the fourth quarter of 2014, we recorded an additional $1.6 million in insurance recoveries related to repairing damage to the rig ($1.0 million) as well as the recovery of out-of-pocket expenses ($0.6 million), for which we had received a second partial proof of loss from the insurance company. During the first quarter of 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.
We also recorded an expected insurance recovery of $0.2 million associated with a damaged driller's cabin. Offsetting these insurance recoveries is an additional impairment of $0.6 million associated with the damage to the driller's cabin and the impairment of various other drilling equipment during the three months ended March 31, 2015.
Loss (Gain) on Disposition of Assets
A loss on the disposition of assets totaling $0.4 million was recorded for the three months ended March 31, 2015 compared to a gain on the disposition of assets totaling $0.2 million in the prior year comparable period. In both periods the amounts related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended March 31, 2015 was $0.3 million, as compared to $0.4 million for the three months ended March 31, 2014. The majority of our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity.
Income Tax Benefit
The income tax benefit recorded for the three months ended March 31, 2015 amounted to $0.2 million compared to an income tax benefit of $1.9 million for the three months ended March 31, 2014. Our effective tax rate for the quarter ended March 31, 2015 was (12.7%). The rate is primarily comprised of the effect of the Texas margin tax due to our valuation allowance for federal income tax purposes being applied against any potential deferred tax asset, which would have ordinarily resulted. While we do not expect to receive a benefit for the full year, the negative effective tax rate is determined by applying the guidance in ASC 740-270. We expect to owe Texas margin tax for the full year 2015. We were not subject to a valuation allowance for federal taxes in the prior year comparable quarter.
Liquidity and Capital Resources
Our liquidity as of March 31, 2015 included approximately $87.9 million of availability under our revolving credit facility.  Our principal use of capital has been the construction of land drilling rigs and associated equipment and working capital and inventories to support our growing drilling operations. Our first drilling rig was completed and began operating in May 2012. As of March 31, 2015, we had 13 completed Shaledriller™ rigs and one Shaledriller™ rig under construction. Our primary sources of capital to date have been funds received from our initial private placement, our initial public offering and our revolving credit facility.
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $5.3 million for the three months ended March 31, 2015 compared to cash used in operating activities of $(4.7) million during the same period in 2014. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2015 were higher as a result of an increase in the net income (loss), adjusted for non-cash items, to $6.4 million for the three months ended March 31, 2015 compared to $2.9 million during the same period in 2014. Working capital changes reduced cash flows from operating activities by $1.1 million for the three months ended March 31, 2015 compared to a reduction of $7.6 million during the same period in 2014.
Net Cash Used In Investing Activities
Cash used in investing activities was $18.3 million for the three months ended March 31, 2015 compared to cash used in investing activities of $12.0 million during the same period in 2014. During the first three months of 2015, capital expenditures of $21.3 million, related primarily to new rig construction, were offset by insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.1 million. During the 2014 period, capital expenditures of $12.4 million related primarily to new rig construction, were offset by proceeds from the sale of property, plant and equipment of $0.5 million.

Net Cash Provided by Financing Activities
Cash provided by financing activities was $13.3 million for the three months ended March 31, 2015 compared to $17.1 million million during the same period in 2014. During the first three months of 2015, we made borrowings under our revolving credit facility of $39.8 million. These proceeds were offset by repayments under our revolving credit facility of $26.3 million and expenditures for deferred financing costs of $0.2 million. During the first three months of 2014, we made borrowings under our revolving credit facility of $32.0 million. These proceeds were offset by repayments under our revolving credit facility of $13.7 million and expenditures for deferred financing costs of $1.2 million.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for new rigs, operating expenses, expansion of our critical spare and tubular goods inventories, working capital and general corporate purposes. Using our existing cash, cash flow from operations and borrowings under our revolving credit facility, during the remainder of 2015, we plan to complete one rig currently under construction, as well as fund capital expenditures associated with our inventory of critical spares and maintenance capital expenditures for our existing rigs. We currently estimate that our remaining capital expenditures in 2015 will range between $25.0 million and $30.0 million, and will include the completion of the one drilling rig we had under construction at March 31, 2015, the purchase of additional equipment necessary to complete our critical spare inventory and additional equipment that can be utilized in the construction of an additional ShaleDriller™ rig or the outfitting of one or both of our non-walking rigs with our ShaleDriller™ multi-directional walking system. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our revolving credit facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next 12 months. However, should our liquidity needs increase, we may seek additional equity or debt financing.
Long-Term Debt
On May 10, 2013, we entered into a credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance LLC, that provided for a committed $60.0 million revolving credit facility and an additional uncommitted $20.0 million accordion feature that allowed for future increases in the facility.
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
On May 12, 2014, we amended our Credit Facility again, to expand the commitments not subject to the Junior Event from $100.0 million to $110.0 million. The amendment also adjusted the minimum EBITDA covenants contained in the Credit Facility to reflect the removal of Rig 102 from service during the pendency of its upgrade. As a result of our initial public offering, completed on August 13, 2014, the final $25.0 of our $125.0 million Credit Facility became available to us.
On November 5, 2014, we amended our Credit Facility again to increase the commitments under the facility from $125.0 million to $155.0 million. In addition, the amendment provides for an additional uncommitted $25.0 million accordion feature that allows for future increases in borrowing availability.
On April 23, 2015, we amended our Credit Facility to provide for a springing lock box arrangement.
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
The Credit Facility provides for a springing lock box arrangement that is only triggered upon the occurrence of an event of default under the Credit Facility or availability under the Credit Facility falls below the greater of (A) $15 million and (B) the lesser of 15% of the borrowing base or 15% of the total commitments under the facility. The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility are required to be classified as current in the event the springing lock box event occurs, regardless of the actual maturity of the borrowings.
We had $35.9 million in outstanding borrowings under the Credit Facility at March 31, 2015. Remaining availability under the Credit Facility was $87.9 million at March 31, 2015, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility and expect to remain in compliance throughout 2015.
 Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets. See footnote 11 in Part 1 “Item 1. Financial Statements” for additional information.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update to provide guidance on the reporting of discontinued operations and the disclosures related to disposals of components of an entity. Under the new guidance, only disposals representing a major strategic shift in operations should be presented as discontinued operations. This guidance is effective for interim and annual periods that begin after December 15, 2014. Early application was permitted. Adoption of this guidance did not materially impact our financial statements.

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial statements.

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

In April 2015, the FASB issued an accounting standards update intended to simplify the presentation of debt issuance costs.  This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We believe the guidance will affect the classification of our deferred financing costs in our consolidated financial statements.

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
Interest Rate Risk
Total long-term debt at March 31, 2015 included $35.9 million of floating-rate debt attributed to borrowings at an average interest rate of 5.0%. As a result, our annual interest cost in 2015 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.5%) would be approximately $0.2 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2015; however, there are no assurances that possible rate changes would be limited to such amounts.
Commodity Price Risk
The demand for contract drilling services is a result of exploration and production ("E&P") companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices. Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and around $58.92 per barrel during the first week in May 2015 (WTI spot price as reported by the United States Energy Information Administration). Further declines in oil prices, for a prolonged period, could adversely impact the level of exploration and production activity by our customers and the demand for our services.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks discussed in Part 1, "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) filed March 5, 2015, Exhibit 10.1)

10.2*
Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender

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
Date: May 11, 2015