Form 10-Q
period 2015-09-30
Independence Contract Drilling, Inc.
filed 2015-10-29
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
24,402,904 shares of the registrant’s Common Stock were outstanding as of October 26, 2015.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$5,388	$10,757
Accounts receivable, net	15,328	19,127
Inventory	2,396	2,124
Deferred income taxes	222	323
Prepaid expenses and other current assets	4,636	3,969
Total current assets	27,970	36,300
Property, plant and equipment, net	287,271	250,498
Other long-term assets, net	2,600	2,749
Total assets	$317,841	$289,547
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$—	$22,519
Accounts payable	10,460	21,993
Accrued liabilities	8,897	6,970
Income taxes payable	—	408
Total current liabilities	19,357	51,890
Long-term debt	60,464	—
Other long-term liabilities	702	598
Deferred income taxes	351	323
Total liabilities	80,874	52,811
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,526,301 and 24,540,720 issued, respectively; 24,402,904 and 24,455,709 outstanding, respectively	244	245
Additional paid-in capital	275,876	272,751
Accumulated deficit	(37,943)	(35,289)
Treasury stock, at cost, 123,397 and 85,011 shares, respectively	(1,210)	(971)
Total stockholders’ equity	236,967	236,736
Total liabilities and stockholders’ equity	$317,841	$289,547

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$21,344	$19,123	$64,732	$47,333
Costs and expenses
Operating costs	12,526	11,909	37,689	29,969
Selling, general and administrative	3,756	3,618	11,338	7,785
Depreciation and amortization	5,635	4,216	15,093	11,533
(Insurance recoveries) asset impairment, net	—	—	(841)	2,612
Loss (gain) on disposition of assets	2,268	52	2,602	(139)
Total costs and expenses	24,185	19,795	65,881	51,760
Operating loss	(2,841)	(672)	(1,149)	(4,427)
Interest expense	(862)	(482)	(1,891)	(1,474)
(Loss) gain on warrant derivative	—	(611)	—	769
Loss before income taxes	(3,703)	(1,765)	(3,040)	(5,132)
Income tax benefit	(326)	(352)	(386)	(1,570)
Net loss	$(3,377)	$(1,413)	$(2,654)	$(3,562)
Net loss per share:
Basic	$(0.14)	$(0.07)	$(0.11)	$(0.24)
Diluted	$(0.14)	$(0.07)	$(0.11)	$(0.24)
Weighted average number of common shares outstanding:
Basic	23,920	19,174	23,874	14,563
Diluted	23,920	19,174	23,874	14,563

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2014	24,455,709	$245	$272,751	$(35,289)	$(971)	$236,736
Restricted stock forfeited	(14,419)	—	—	—	—	—
Purchase of treasury stock	(38,386)	(1)	1	—	(239)	(239)
Stock-based compensation	—	—	3,124	—	—	3,124
Net loss	—	—	—	(2,654)	—	(2,654)
Balances at September 30, 2015	24,402,904	$244	$275,876	$(37,943)	$(1,210)	$236,967

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,654)	$(3,562)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	15,093	11,533
(Insurance recoveries) asset impairment, net	(841)	2,612
Stock-based compensation	2,472	2,000
Gain on warrant derivative	—	(769)
Loss (gain) on disposition of assets	2,602	(139)
Deferred income taxes	129	(1,570)
Amortization of deferred financing costs	482	508
Bad debt expense	80	—
Changes in operating assets and liabilities
Accounts receivable	3,719	(3,533)
Inventory	(317)	(1,003)
Prepaid expenses and other current assets	(2,246)	(897)
Accounts payable and accrued liabilities	3,416	5,549
Income taxes payable	(408)	(165)
Net cash provided by operating activities	21,527	10,564
Cash flows from investing activities
Purchases of property, plant and equipment	(67,665)	(97,913)
Proceeds from insurance claims	2,899	2,038
Proceeds from the sale of property, plant and equipment	351	501
Net cash used in investing activities	(64,415)	(95,374)
Cash flows from financing activities
Borrowings under credit facility	116,479	104,972
Repayments under credit facility	(78,534)	(124,752)
Purchase of treasury stock	(239)	(225)
Initial public offering proceeds, net	—	116,496
Financing costs paid	(187)	(1,238)
Net cash provided by financing activities	37,519	95,253
Net (decrease) increase in cash and cash equivalents	(5,369)	10,443
Cash and cash equivalents
Beginning of period	10,757	2,730
End of period	$5,388	$13,173
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$135	$168
Cash paid during the period for interest	$2,272	$1,741
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized as property, plant and equipment	$652	$397
Change in property, plant and equipment purchases in accounts payable	$(12,918)	$2,708
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements

1.	Nature of Operations
Independence Contract Drilling, Inc. (“we,” “us,” “our,” the “Company” or “ICD”) was incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. Our first rig began drilling in May 2012.
Our standardized fleet consisted of fourteen premium rigs as of September 30, 2015. Of these fourteen rigs, two were completed during the first quarter of 2015 and one was completed during the third quarter of 2015. Currently, twelve of our fourteen rigs contain our integrated 200 Series substructure and omni-directional walking system that is specifically designed to optimize pad drilling for our customers. One of our two non-walking rigs is currently being converted to pad-optimal status, equipped with our 200 series substructure, omni-directional walking system and 7500 psi mud system.
Our business depends on the level of exploration and production activity by oil and gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business.

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
Disposal of Drilling Equipment due to Rig Conversion
During the third quarter of 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 Series substructure, omni-directional walking system and 7500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and will be replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.2 million related to the disposal of decommissioned drilling equipment which is no longer compatible with the converted rig.

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
Interim results for the three and nine months ended September 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.
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

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. Adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

In April 2015, the FASB issued an accounting standards update intended to simplify the presentation of debt issuance costs.  This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We believe the guidance will affect the presentation of deferred debt issuance costs in our balance sheet but will not have any impact on the Company’s results of operations or financial position.

In July 2015, the FASB issued an accounting standards update requiring an entity to measure inventory at the lower of cost or net realizable value versus lower of cost or market. Previously, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendment applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. Management should measure in scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Adoption of this pronouncement is not expected to have a material impact on our financial statements.

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
As of December 31, 2014, the fair value of the GES Warrant was estimated at zero, and the warrant expired unexercised on March 2, 2015. There was no gain or loss associated with the warrant for the three or nine months ended September 30, 2015 and we recorded a non-cash (loss) gain on the warrant derivative of $(0.6) million and $0.8 million during the three and nine months ended September 30, 2014, respectively.
The following provides a reconciliation of the warrant liability measured at fair value on a recurring basis:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$—	$1,809	$—	$3,189
Loss (gain) on warrant derivative	—	611	—	(769)
Ending balance	$—	$2,420	$—	$2,420
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, or on the amount of future cash flows associated with the debt, discounted using the current borrowing rate for comparable debt instruments. The estimated fair value of our long-term debt totaled $60.0 million and $22.9 million as of September 30, 2015 and December 31, 2014, respectively, compared to a carrying amount of $60.5 million and $22.5 million as of September 30, 2015 and December 31, 2014, respectively.
Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of other long-lived assets.

5.	Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014

Rig components and supplies	$2,396	$2,124

6.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)
	September 30, 2015	December 31, 2014
Accrued salaries and other compensation	$3,303	$2,710
Insurance	1,632	488
Deferred mobilization revenues	1,342	1,281
Property, sales and other taxes	2,104	1,710
Other	516	781
	$8,897	$6,970

7.	Long-Term Debt
In November 2014, we entered into an amended and restated credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance LLC that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. On April 23, 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. On October 20, 2015, in light of current market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants.
The obligations under the Credit Facility are secured by all our assets and are unconditionally guaranteed by all of our future direct and indirect subsidiaries. Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised on a semi-annual basis and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. Beginning on November 5, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The Credit Facility matures on November 5, 2018.

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
In light of declining market conditions, we amended the Credit Facility on October 20, 2015, to relax certain of our financial covenants in 2016 and 2017. As amended, the Credit Facility requires us to maintain a leverage ratio of net debt to adjusted EBITDA, as defined, as follows: 1Q’16: 3.75x; 2Q’16: 4.0x; 3Q’16: 4.25x; 4Q’16: 4.5x; 1Q’17: 4.0x; thereafter: 3.0x. The amendment also reduced the minimum rig utilization covenant to 60% in 2016 and 70% in 2017, and provided for the exclusion of certain capital expenditures from consideration in the Company’s fixed charge coverage ratio covenant.
The Credit Facility provides for a springing lock-box arrangement that is only triggered upon the occurrence of an event of default under the Credit Facility or availability under the Credit Facility falls below the greater of (A) $15.0 million and (B) the lesser of 15% of the borrowing base or 15% of the total commitments under the facility. The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings.

We had $60.5 million in outstanding borrowings under the Credit Facility at September 30, 2015. Remaining availability under the Credit Facility was $38.2 million at September 30, 2015, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.

8.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 Plan was subsequently amended in August 2014. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock units and up to 3,454,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The exercise price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of September 30, 2015, approximately 850,640 shares were available for future awards.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation cost recognized:
Stock options	$74	$305	$362	$849
Restricted stock and restricted stock units	893	856	2,762	1,548
Total stock-based compensation	$967	$1,161	$3,124	$2,397
Approximately $0.2 million and $0.7 million in stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2015, respectively. Approximately $0.2 million and $0.4 million in stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2014, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options are amortized to compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
There were no stock options granted during the nine months ended September 30, 2015 or the nine months ended September 30, 2014.
A summary of stock option activity and related information for the nine months ended September 30, 2015 is as follows:

	Nine Months Ended September 30, 2015
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	963,196	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2015	963,196	$12.74
Exercisable at September 30, 2015	852,511	$12.74

A summary of our unvested stock options as of September 30, 2015, and the changes during the nine months then ended is presented below:

	Nine Months Ended September 30, 2015
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2015	360,316	$4.32
Granted	—	—
Vested	(249,631)	4.54
Forfeited/expired	—	—
Unvested as of September 30, 2015	110,685	$3.85
The number of options vested at September 30, 2015 was 852,511 with a weighted average remaining contractual life of 6.6 years and a weighted-average exercise price of $12.74 per share.
As of September 30, 2015, the unrecognized compensation cost related to outstanding stock options was $0.3 million. This cost is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of September 30, 2015, there was $4.1 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.9 years.
A summary of the status of our restricted stock awards as of September 30, 2015, and of changes in restricted stock outstanding during the nine months ended September 30, 2015, is as follows:

	Nine Months Ended September 30, 2015
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2015	605,141	$10.82
Granted	—	—
Vested	(168,774)	11.01
Forfeited	(14,419)	11.04
Outstanding at September 30, 2015	421,948	$10.74
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three year cliff vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock at no cost. Vesting of the market-based RSUs is based on our three year total shareholder return ("TSR") as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA ("CEBITDA"), as defined in the restricted stock unit agreement, over a three year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs at the date of grant. The fair value of the CEBITDA performance-based RSUs was based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2015, there was $2.8 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.0 year.

A summary of the status of our RSUs as of September 30, 2015, and of changes in RSUs outstanding during the nine months ended September 30, 2015, is as follows:

	Nine Months Ended September 30, 2015
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2015	516,774	$12.81
Granted	—	—
Vested and converted	—	—
Forfeited	(30,637)	11.63
Outstanding at September 30, 2015	486,137	$12.88

9.	Stockholders’ Equity and Earnings (Loss) per Share
As of September 30, 2015, we had a total of 24,402,904 shares of common stock, $0.01 par value outstanding, including 421,948 shares of restricted stock. We also had 123,397 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (numerator):	$(3,377)	$(1,413)	$(2,654)	$(3,562)
Net loss per share:
Basic	$(0.14)	$(0.07)	$(0.11)	$(0.24)
Diluted	$(0.14)	$(0.07)	$(0.11)	$(0.24)
Shares (denominator):
Weighted-average number of shares outstanding - basic	23,920	19,174	23,874	14,563
Net effect of dilutive stock options, warrants and restricted stock units	—	—	—	—
Weighted-average number of shares outstanding - diluted	23,920	19,174	23,874	14,563
For all periods presented, the computation of diluted earnings (loss) per share excludes the effect of certain outstanding stock options and warrants because their inclusion would be anti-dilutive.  The number of options that were excluded from diluted earnings (loss) per share were 963,196 during each of the three months ended September 30, 2015 and 2014, and 963,196 during each of the nine months ended September 30, 2015 and 2014. A warrant to purchase 2,198,000 shares of our common stock was anti-dilutive in both periods and expired unexercised on March 2, 2015.  Restricted stock units, which are not participating securities and are excluded from our basic and diluted earnings (loss) per share because they are anti-dilutive, were 486,137 and 478,456 for the three months ended September 30, 2015 and 2014, respectively, and 486,137 and 478,456 for the nine months ended September 30, 2015 and 2014, respectively.

10.	Income Taxes
Our effective tax rate was 8.8% and 12.7% for the three and nine months ended September 30, 2015, respectively. The rate is primarily comprised of the effect of the Texas margin tax, due to our valuation allowance for federal income tax purposes being applied against any potential deferred tax asset which would have ordinarily resulted. We were not subject to a valuation allowance for federal taxes in the prior year comparable quarter.

11.	Commitments and Contingencies
Purchase Commitments
As of September 30, 2015, we had outstanding purchase commitments to a number of suppliers totaling $31.7 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $8.7 million relates to equipment currently scheduled for delivery in 2016, $9.0 million relates to equipment scheduled for delivery in 2017 and $7.3 million relates to equipment scheduled for delivery in 2018.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating leases. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to September 30, 2015, were as follows:

(in thousands)
2015	$194
2016	509
2017	322
2018	88
2019	50
Thereafter	—
$1,163
Contingencies
Our operations inherently expose us to various liabilities and exposures that could result in third-party lawsuits, claims and other causes of action. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities.

12.	Related Parties
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. One of our directors, was a director of the ultimate parent company of GES as of September 30, 2015, and one of our directors was a director of the ultimate parent company of GES through May 31, 2015. The director who continues to serve as a director of the ultimate parent company of GES is also the director of a fund that owned approximately 36% of the ultimate parent company of GES as of September 30, 2015.
We purchased certain items used in the construction of our drilling rigs from a former affiliate of GES. This vendor was sold by GES to a third party during the second quarter of 2015. As a related party total purchases from the vendor amounted to $1.2 million and $1.5 million during the six months ended June 30, 2015 and the nine months ended September 30, 2014, respectively. We had outstanding payables with this vendor totaling $0.5 million as of December 31, 2014.
During 2015, the son of an executive officer and director of the Company began working in a sales capacity at, and became a minority owner of, a vendor from which we purchase oilfield equipment and related supplies. Total purchases from this vendor during 2015 were $0.1 million and we had outstanding payables of $10 thousand dollars as of September 30, 2015. Prior to 2015, the son of this executive officer and director worked in a sales capacity at a separate vendor from whom we purchase oilfield equipment and related supplies.  Total purchases from this vendor in 2014 were $1.7 million.  We had outstanding payables with this vendor of $0.6 million at December 31, 2014.

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
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. Our first rig began drilling in May 2012.

Our standardized fleet consisted of fourteen premium rigs as of September 30, 2015. Of these fourteen rigs, two were completed during the first quarter of 2015 and one was completed during the third quarter of 2015. Currently, twelve of our fourteen rigs contain our integrated 200 Series substructure and omni-directional walking system that is specifically designed to optimize pad drilling for our customers. One of our two non-walking rigs is currently being converted to pad-optimal status, equipped with our 200 series substructure, omni-directional walking system and 7500 psi mud system and we plan to purchase the major equipment and components to convert our second non-walking rig to pad optimal status as well.
Our business depends on the level of exploration and production activity by oil and gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business.

In this regard, oil prices declined significantly during the second half of 2014 and have remained depressed in 2015. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and at $45.94 per barrel as of October 28, 2015 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing a severe downturn that has resulted in reduced industry utilization and significant declines in spot market day rates and opportunities. Market conditions remain very dynamic. Although the magnitude of any additional market declines as well as the duration of this downturn are not yet known, we believe the remainder of 2015 and 2016 will continue to be a very challenging year for our industry.
We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their capital spending plans. The initial impact of these spending reductions is evidenced by the active rig count in the United States, which has declined more than 50% since its recent peak in October 2014, and we believe the active rig count in the United States is likely to decline further during the remainder of 2015 if oil prices remain at current levels.

As a result of this deterioration in market conditions, we believe our customers are principally focused on their most economic wells and on maintaining their most cost efficient operations that deliver the overall lowest cost of production. As a result, we believe operators are focusing more of their capital spending on horizontal drilling programs and multi-well pads, and will be utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe this rapid market deterioration has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads.
Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller®, and that premium operations such as ours will be less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller® rig. During 2014, we operated our premium drilling fleet with 99.7% utilization, but we have not been able to maintain this level of utilization during the current market downturn. As of a result of the downturn, we have elected to convert two of our non-walking rigs to pad optimal status, equipped with our 200 series substructure and omni-directional walking system and 7500 psi mud system. The first of these rig conversions is underway and we have ordered long lead-time items for the second conversion, however, we do not intend to complete the second rig conversion until market conditions improve. With respect to our remaining 12 rigs, which are not undergoing or scheduled for conversion, we currently have nine rigs operating under term contracts, and one rig operating on a short-term multi-well contract that extends until the end of the fourth quarter. We also have two rigs that are currently idle, one of which will mobilize during the fourth quarter and will commence drilling operations under a short-term multi-well contract. There can be no assurance that rigs operating under short-term contracts can be contracted or remain operating at profitable levels following the expiration of their current contracts.
With respect to our nine rigs currently operating on term contracts, six of these rigs have contracts expiring at various times during 2016, and our total 2016 backlog associated with rigs operating under term contracts is approximately $50 million, representing roughly 5.4 rig years of activity. This backlog does not include any revenues related to other fees such as fees for mobilization, demobilization and customer reimbursables. Furthermore, this backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. We expect to market our rigs rolling off term contracts in 2016 at substantially lower dayrates than where they historically have operated, and there can be no assurance that these rigs will be contracted or remain operating at profitable levels.

Emerging Growth Company

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the “JOBS Act”.  We will remain an “emerging growth company” for up to five years from the date of the completion of our initial public offering (the “IPO”) on August 13, 2014, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements related to our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

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
Disposal of Drilling Equipment due to Rig Conversion
During the third quarter of 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 Series substructure, omni-directional walking system and 7500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and will be replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.2 million related to the disposal of decommissioned drilling equipment which is no longer compatible with the converted rig.
Our Revenues
We earn contract drilling revenues pursuant to drilling contracts entered into with our customers. We perform drilling services on a “daywork” basis, under which we charge a fixed rate per day, or “dayrate.” The dayrate associated with each of our contracts is a negotiated price determined by the capabilities of the rig, location, depth and complexity of the wells to be drilled, operating conditions, duration of the contract and market conditions. The term of land drilling contracts may be for a defined number of wells or for a fixed time period. While under contract, our rigs generally earn a reduced rate while the rig is moving between wells or drilling locations, or on standby waiting for the customer.
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

Results of Operations
The following summarizes our financial and operating data for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$21,344	$19,123	$64,732	$47,333
Costs and expenses
Operating costs	12,526	11,909	37,689	29,969
Selling, general and administrative	3,756	3,618	11,338	7,785
Depreciation and amortization	5,635	4,216	15,093	11,533
(Insurance recoveries) asset impairment, net	—	—	(841)	2,612
Loss (gain) on disposition of assets	2,268	52	2,602	(139)
Total cost and expenses	24,185	19,795	65,881	51,760
Operating loss	(2,841)	(672)	(1,149)	(4,427)
Interest expense	(862)	(482)	(1,891)	(1,474)
(Loss) gain on warrant derivative	—	(611)	—	769
Loss before income taxes	(3,703)	(1,765)	(3,040)	(5,132)
Income tax benefit	(326)	(352)	(386)	(1,570)
Net loss	$(3,377)	$(1,413)	$(2,654)	$(3,562)

Other financial and operating data
Number of completed rigs (end of period) (1)	14	9	14	9
Rig operating days (2)	879.9	779.1	2,770.1	2,022.5
Average number of operating rigs (3)	9.6	8.5	10.1	7.4
Rig utilization (4)	82.1%	100.0%	84.3%	100.0%
Average revenue per operating day (5)	$23,578	$23,264	$22,644	$22,167
Average cost per operating day (6)	$13,239	$13,191	$12,700	$12,899
Average rig margin per operating day	$10,339	$10,073	$9,944	$9,268

(1)
Number of completed rigs as of September 30, 2015 increased by five compared to the number of completed rigs as of September 30, 2014, reflecting the addition of four newly constructed rigs and the completion of an upgrade of one of the Company's drilling rigs (see Note 1 - Nature of Operations - Damage Sustained on Rig 102).

(2)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period.

(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(4)
Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period. During the third quarter of 2015, the Company elected to remove its two 100 series non-walking rigs from its marketed fleet pending completion of their planned rig conversions to 200 series, pad-optimal status. Rig utilization during the third quarter of 2015 excludes these two rigs.

(5)
Average revenue per operating day represents total contract drilling revenues during the period divided by total rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $0.6 million and $1.0 million during the three months ended September 30, 2015 and 2014, respectively, and $2.0 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively.

(6)
Average cost per operating day represents operating costs during the period divided by rig operating days during the period. The following costs are excluded in calculating average cost per operating day: (i) costs relating to out-of-pocket costs reimbursed by customers of $0.6 million and $1.0 million during the three months ended September 30, 2015 and 2014, respectively, and $2.0 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively, and (ii) new crew training costs of $0.3 million and $0.7 million during the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $1.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues
Revenues for the three months ended September 30, 2015 were $21.3 million, representing a 11.6% increase as compared to revenues of $19.1 million for the three months ended September 30, 2014. This increase was directly attributable to the addition of drilling rigs to our fleet between September 30, 2014 and September 30, 2015, which is reflected in the increase in our average number of operating rigs to 9.6 during the three months ended September 30, 2015, as compared to 8.5 during the three months ended September 30, 2014. On a revenue per operating day basis, our revenue per day increased 1.3% to $23,578 during the three months ended September 30, 2015, as compared to revenue per day of $23,264 for the three months ended September 30, 2014. This increase resulted primarily from higher average day rates as compared to the prior year period.
Operating Costs
Operating costs for the three months ended September 30, 2015 were $12.5 million, representing a 5.2% increase as compared to operating costs of $11.9 million for the three months ended September 30, 2014. This increase was primarily related to the addition of drilling rigs to our fleet between September 30, 2014 and September 30, 2015. On a costs per operating day basis, our costs per operating day were relatively flat and increased to $13,239 per day during the three months ended September 30, 2015, representing a 0.4% increase compared to cost per operating day of $13,191 for the three months ended September 30, 2014.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2015 were $3.8 million, representing a 3.8% increase as compared to selling, general and administrative expense of $3.6 million for the three months ended September 30, 2014. This increase relates to additional payroll, insurance, professional fees and other ongoing costs associated with being a public company. The prior year selling, general and administrative expenses included $0.7 million in costs associated with our initial public offering, which included professional fees and other related costs of $0.5 million and non-cash stock compensation costs of $0.2 million associated with the acceleration of certain stock-based awards associated with completing the IPO.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2015 was $5.6 million, representing a 33.7% increase compared to depreciation and amortization expense of $4.2 million for the three months ended September 30, 2014. This increase was related primarily to the introduction of new drilling rigs constructed by us throughout 2014 and 2015 and a change in the estimated useful life for certain of our drilling equipment. We begin depreciating our rigs when they commence drilling operations. This increase was offset by the reduction in amortization of intangible assets during the current period as a result of our rig manufacturing intellectual property being fully amortized as of December 31, 2014.
Loss on Disposition of Assets
A loss on the disposition of assets totaling $2.3 million was recorded for the three months ended September 30, 2015 compared to a loss on the disposition of assets totaling $0.1 million in the prior year comparable period. During the third quarter of 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 Series substructure, omni-directional walking system and 7500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and will be replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.2 million related to the disposal of drilling equipment which was no longer compatible with the converted rig. In the third quarter of 2014, the gain related to the sale or disposition of miscellaneous drilling equipment.

Interest Expense
Interest expense for the three months ended September 30, 2015 was $0.9 million, as compared to $0.5 million for the three months ended September 30, 2014. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity.
Gain (Loss) on Warrant Derivative
As part of the consideration paid to GES for its contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expired on March 2, 2015. The terms of this warrant contained a feature that allowed the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we accounted for the warrant as a derivative liability on our balance sheet and recorded changes in fair value each reporting period through earnings (loss). The warrant expired unexercised on March 2, 2015. At September 30, 2014, the fair value of the warrant was estimated at $2.4 million, and we recorded a non-cash loss of $(0.6) million during the three months ended September 30, 2014.
Income Tax Benefit
The income tax benefit recorded for the three months ended September 30, 2015 amounted to $0.3 million compared to income tax benefit of $0.4 million for the three months ended September 30, 2014. Our effective tax rate for the quarter ended September 30, 2015 was 8.8%. The rate is primarily comprised of the effect of the Texas margin tax due to our valuation allowance for federal income tax purposes being applied against any potential deferred tax asset, which would have ordinarily resulted.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues
Revenues for the nine months ended September 30, 2015 were $64.7 million, representing a 36.8% increase compared to revenues of $47.3 million for the nine months ended September 30, 2014. This increase was directly related to the addition of drilling rigs to our fleet between September 30, 2014 and September 30, 2015, which is reflected in the increase in our average number of operating rigs to 10.1 during the nine months ended September 30, 2015 compared to 7.4 during the nine months ended September 30, 2014, offset partially by a decrease from two of our rigs earning revenue on standby-without-crew rates during the second quarter and part of the third quarter of 2015, which are substantially lower than normal operating dayrates. On a revenue per operating day basis, our revenues per day increased to $22,644 during the nine months ended September 30, 2015, representing an increase compared to revenues per day of $22,167 for the nine months ended September 30, 2014.
Operating Costs
Operating costs for the nine months ended September 30, 2015 were $37.7 million, representing a 25.8% increase compared to operating costs of $30.0 million for the nine months ended September 30, 2014. This increase was directly related to the addition of drilling rigs to our fleet between September 30, 2014 and September 30, 2015, offset partially by a decrease in operating costs from two of our rigs operating on a standby-without-crew basis during the second quarter and part of the third quarter of 2015, as they incurred minimal operating costs. On a cost per operating day basis, our cost per day decreased to $12,700 during the nine months ended September 30, 2015, representing a 1.5% decrease compared to cost per day of $12,899 for the nine months ended September 30, 2014.
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended September 30, 2015 were $11.3 million, representing a 45.6% increase compared to selling, general and administrative expenses of $7.8 million for the nine months ended September 30, 2014. This increase relates to additional payroll, insurance, professional fees and other ongoing costs associated with being a public company. The prior year selling, general and administrative expenses included $0.7 million in costs associated with our initial public offering, which included professional fees and other related costs of $0.5 million and non-cash stock compensation costs of $0.2 million associated with the acceleration of certain stock-based awards.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2015 was $15.1 million, representing a 30.9% increase compared to depreciation and amortization expense of $11.5 million for the nine months ended

September 30, 2014. This increase was related to the introduction of new drilling rigs constructed by us throughout 2014 and 2015 and a change in the estimated useful life for certain of our drilling equipment in the second quarter of 2015. We begin depreciating our rigs when they commence drilling operations. This increase was offset by the reduction in amortization of intangible assets during the current period as a result of our rig manufacturing intellectual property being fully amortized as of December 31, 2014.
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
We also recorded an expected insurance recovery of $0.2 million associated with a damaged driller's cabin. Offsetting these insurance recoveries is an additional impairment of $0.6 million associated with the damage to the driller's cabin and the impairment of various other drilling equipment during the nine months ended September 30, 2015.
Loss (Gain) on Disposition of Assets
A loss on the disposition of assets totaling $2.6 million was recorded for the nine months ended September 30, 2015 compared to a gain on the disposition of assets totaling $0.1 million in the prior year comparable period. During the third quarter of 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 Series substructure, omni-directional walking system and 7500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and will be replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.2 million related to the disposal of drilling equipment which was no longer compatible with the converted rig. In the third quarter of 2014, the gain related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the nine months ended September 30, 2015 was $1.9 million compared to interest expense of $1.5 million for the nine months ended September 30, 2014. The majority of our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity.
Gain (Loss) on Warrant Derivative
As part of the consideration paid to GES for its contribution of our rig construction operations and intellectual property, we issued to GES a warrant to purchase approximately 2.2 million shares of our common stock, which expired on March 2, 2015. The terms of this warrant contained a feature that allowed the exercise price to be adjusted in the event we issued any shares of common stock at a price below $12.74 per share during the term of the warrant. As a result of this feature, we accounted for the warrant as a derivative liability on our balance sheet and recorded changes in fair value each reporting period through earnings (loss). The warrant expired unexercised on March 2, 2015. At September 30, 2014, the fair value of the warrant was estimated at $2.4 million, and we recorded a non-cash gain of $0.8 million during the nine months ended September 30, 2014.
Income Tax Benefit
The income tax benefit recorded for the nine months ended September 30, 2015 amounted to $0.4 million compared to an income tax benefit of $1.6 million for the nine months ended September 30, 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 12.7% and 30.6%, respectively.

Liquidity and Capital Resources
Our liquidity as of September 30, 2015 included approximately $38.2 million of availability under our revolving credit facility, $5.4 million of cash and $3.0 million of other net working capital.  The aggregate commitments under our revolving credit facility are currently $125 million, and the borrowing base under our credit facility at September 30, 2015, was $98.7 million. Our principal use of capital has been the construction of land drilling rigs and associated equipment and working capital and inventories to support our growing drilling operations. Our first drilling rig was completed and began operating in May 2012. As of September 30, 2015, we had 14 rigs, including twelve completed 200 series ShaleDriller® rigs and two non-walking rigs that are scheduled for conversion. One of these rig conversions has commenced and we have ordered long lead-time items for the second conversion. However, we do not intend to complete the second rig conversion until market conditions improve. Our primary sources of capital to date have been funds received from our initial private placement, our initial public offering, cash flows from operations and our revolving credit facility.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $21.5 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $10.6 million during the same period in 2014. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2015 were higher as a result of an increase in the net loss, adjusted for non-cash items, of $17.4 million for the nine months ended September 30, 2015 compared to $10.6 million during the same period in 2014. Working capital changes increased cash flows from operating activities by $4.2 million for the nine months ended September 30, 2015 compared to a reduction of $0.0 million during the same period in 2014.
Net Cash Used In Investing Activities
Cash used in investing activities was $64.4 million for the nine months ended September 30, 2015 compared to cash used in investing activities of $95.4 million during the same period in 2014. During the first nine months of 2015, cash payments of $67.7 million for capital expenditures made in 2014 and 2015, related primarily to new rig construction, were offset by the receipt of insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.4 million. During the 2014 period, cash payments of $97.9 million for capital expenditures related primarily to new rig construction, were offset by the receipt of insurance proceeds of $2.0 million and proceeds from the sale of property, plant and equipment of $0.5 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $37.5 million for the nine months ended September 30, 2015 compared to $95.3 million during the same period in 2014. During the first nine months of 2015, we made borrowings under our revolving credit facility of $116.5 million. These proceeds were offset by repayments under our revolving credit facility of $78.5 million and expenditures for deferred financing costs of $0.2 million. During the first nine months of 2014, we had initial public offering proceeds, net of $116.5 million and made borrowings under our revolving credit facility of $105.0 million. These proceeds were offset by repayments under our revolving credit facility of $124.8 million and expenditures for deferred financing costs of $1.2 million.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for the conversion of non-walking rigs to pad optimal status, operating expenses, maintenance capital expenditures, working capital and general corporate purposes. In light of current market conditions and lack of visibility relating to the timing of any market recovery, we have suspended new build construction activities until market conditions improve. As a result, we intend to complete the one rig conversion we currently have in process as well as the purchase of key equipment items already on order for the second rig conversion and the construction of an additional ShaleDriller® rig. However, we do not intend to complete the second rig conversion or any new rigs until market conditions improve.
We currently estimate that our remaining capital expenditures in 2015 will range between $7.0 million and $9.0 million. We currently have $8.7 million of outstanding purchase orders (net of deposits paid) for capital equipment items scheduled for delivery in 2016 relating to our final rig upgrade and the construction of an additional ShaleDriller® rig. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our revolving credit facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next 12 months. However, if a material decline in the borrowing base under the credit facility occurs or should our liquidity needs increase, we may be required to seek additional equity or debt financing.
Long-Term Debt
In November 2014, we entered into an amended and restated credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance LLC that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. On April 23, 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. On October 20, 2015 in light of current market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants.
The obligations under the Credit Facility are secured by all our assets and is unconditionally guaranteed by all of our future direct and indirect subsidiaries. Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised on a semi-annual basis and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. Beginning on November 5, 2015, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter. The Credit Facility matures on November 5, 2018.

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
In light of declining market conditions, we amended the Credit Facility on October 20, 2015, to relax certain of our financial covenants in 2016 and 2017. As amended, the Credit Facility requires us to maintain a leverage ratio of net debt to adjusted EBITDA, as defined, as follows: 1Q’16: 3.75x; 2Q’16: 4.0x; 3Q’16: 4.25x; 4Q’16: 4.5x; 1Q’17: 4.0x; thereafter: 3.0x. The amendment also reduced the minimum rig utilization covenant to 60% in 2016 and 70% in 2017, and provided for the exclusion of certain capital expenditures from consideration in the Company’s fixed charge coverage ratio covenant.
The Credit Facility provides for a springing lock-box arrangement that is only triggered upon the occurrence of an event of default under the Credit Facility or availability under the Credit Facility falls below the greater of (A) $15.0 million and (B) the lesser of 15% of the borrowing base or 15% of the total commitments under the facility. The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings.
We had $60.5 million in outstanding borrowings under the Credit Facility at September 30, 2015. Remaining availability under the Credit Facility was $38.2 million at September 30, 2015, based on the borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.
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

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. Adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

In July 2015, the FASB issued an accounting standards update requiring an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. Management should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Adoption of this pronouncement is not expected to have a material impact on our financial statements.

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
Interest Rate Risk
Total long-term debt at September 30, 2015 included $60.5 million of floating-rate debt attributed to borrowings at an average interest rate of 5.08%. As a result, our annual interest cost in 2015 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.51%) would be approximately $0.3 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2015; however, there are no assurances that possible rate changes would be limited to such amounts.
Commodity Price Risk
The demand for contract drilling services is a result of exploration and production ("E&P") companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices. Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and at $45.94 per barrel as of October 28, 2015 (WTI spot price as reported by the United States Energy Information Administration). Further declines in oil prices, for a prolonged period, could adversely impact the level of exploration and production activity by our customers and the demand for our services.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

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
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Persons

In August 2015 we withheld shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1 — July 31	—	$—	—	—
August 1 — August 31	38,386	$6.23	—	—
September 1 — September 30	—	$—	—	—
(1)        We do not have a current share repurchase program authorized by the Board of Directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of October 20, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) filed October 21, 2015, Exhibit 10.1)

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
Date: October 29, 2015