Form 10-Q
period 2016-03-31
Independence Contract Drilling, Inc.
filed 2016-04-28
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
37,628,659 shares of the registrant’s Common Stock were outstanding as of April 27, 2016.

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

•
the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	the potential failure by us to establish and maintain effective internal control over financial reporting.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$7,410	$5,344
Accounts receivable, net	14,433	18,240
Inventory	2,408	2,317
Prepaid expenses and other current assets	3,485	3,436
Total current assets	27,736	29,337
Property, plant and equipment, net	281,202	283,378
Other long-term assets, net	1,821	2,074
Total assets	$310,759	$314,789
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$366	$—
Accounts payable	5,562	8,584
Accrued liabilities	7,778	10,206
Total current liabilities	13,706	18,790
Long-term debt	63,145	62,708
Other long-term liabilities	233	361
Deferred income taxes	197	193
Total liabilities	77,281	82,052
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,539,937 shares issued; and 24,403,659 shares outstanding	244	244
Additional paid-in capital	278,103	276,948
Accumulated deficit	(43,583)	(43,169)
Treasury stock, at cost, 136,278 shares	(1,286)	(1,286)
Total stockholders’ equity	233,478	232,737
Total liabilities and stockholders’ equity	$310,759	$314,789

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$22,455	$22,306
Costs and expenses
Operating costs	12,567	13,106
Selling, general and administrative	3,621	3,827
Depreciation and amortization	5,825	4,289
(Insurance recoveries) asset impairment, net	—	(841)
(Gain) loss on disposition of assets	(125)	393
Total costs and expenses	21,888	20,774
Operating income	567	1,532
Interest expense	(977)	(312)
(Loss) income before income taxes	(410)	1,220
Income tax expense (benefit)	4	(155)
Net (loss) income	$(414)	$1,375
Net (loss) income per share:
Basic and diluted	$(0.02)	$0.06
Weighted average number of common shares outstanding:
Basic and diluted	24,015	24,629

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2015	24,403,659	$244	$276,948	$(43,169)	$(1,286)	$232,737
Stock-based compensation	—	—	1,155	—	—	1,155
Net loss	—	—	—	(414)	—	(414)
Balances at March 31, 2016	24,403,659	$244	$278,103	$(43,583)	$(1,286)	$233,478

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(414)	$1,375
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	5,825	4,289
(Insurance recoveries) asset impairment, net	—	(841)
Stock-based compensation	1,155	933
(Gain) loss on disposition of assets	(125)	393
Deferred income taxes	4	—
Amortization of deferred financing costs	152	153
Bad debt expense	—	73
Changes in operating assets and liabilities
Accounts receivable	3,807	1,055
Inventory	(47)	(67)
Prepaid expenses and other current assets	(110)	(811)
Accounts payable and accrued liabilities	(3,026)	(1,080)
Income taxes payable	—	(155)
Net cash provided by operating activities	7,221	5,317
Cash flows from investing activities
Purchases of property, plant and equipment	(5,677)	(21,283)
Proceeds from insurance claims	—	2,899
Proceeds from the sale of property, plant and equipment	648	93
Net cash used in investing activities	(5,029)	(18,291)
Cash flows from financing activities
Borrowings under credit facility	26,949	39,760
Repayments under credit facility	(26,937)	(26,339)
Financing costs paid	—	(161)
Payments for capital lease obligations	(138)	—
Net cash (used in) provided by financing activities	(126)	13,260
Net increase in cash and cash equivalents	2,066	286
Cash and cash equivalents
Beginning of period	5,344	10,757
End of period	$7,410	$11,043
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$944	$603
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized as property, plant and equipment	$—	$221
Change in property, plant and equipment purchases in accounts payable	$(2,552)	$7,333
Additions to property, plant and equipment through capital leases	$929	$—
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements

1.	Nature of Operations
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
Our standardized fleet consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 Series rigs equipped with our integrated omni-directional walking system that is specifically designed to optimize pad drilling for our customers. We have the ability to upgrade our remaining non-walking rig to 200 Series status when market conditions improve, but until such time this rig has been decommissioned, and we do not intend to market it. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Twelve of our fourteen rigs are equipped with bi-fuel capabilities, able to operate on either diesel or a natural gas-diesel blend.
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are predominantly operating in the Permian Basin, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well.

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

Recent Declines in Oil and Gas Prices and Drilling Activity

Oil prices began to decline in the second half of 2014, declined further during 2015 and continued to decline in early 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and fell as low as $26.19 during the first quarter of 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing an exceptional downturn, and market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that 2016 will be an exceptionally challenging year for ICD and our industry.

We believe the vast majority of exploration and production ("E&P") companies, including our customers, have significantly reduced their 2016 capital spending plans compared to 2015 levels. The initial impact of these spending reductions is evidenced by the published rig counts which have declined more than 70% since their peak in October 2014, and we believe the rig count in the United States may decline further in 2016 until oil and gas prices begin to stabilize and improve.

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

Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller®, and that premium operations such as ours have been less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller® rig. During the first quarter of 2016, our premium drilling fleet operated at 86% utilization, but we do not expect to maintain this level of utilization while this current market downturn continues.

Amendment to Revolving Credit Facility
On April 14, 2016, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of November 5, 2014.
Among other things, the Fourth Amendment (a) decreases the aggregate commitments under the Credit Agreement from $125.0 million to $85.0 million, but maintains the $25.0 million uncommitted accordion feature pursuant to which commitments may be increased in the future; (b) amends the Leverage Ratio, and Rig Utilization and Fixed Charge covenants; (c) amends the advance rate on Eligible Equipment for purposes of calculating the borrowing base; and (d) adds a springing covenant associated with capital expenditures consistent with our previously announced capital plans as described below.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. The addition of such equipment would have increased our borrowing base at March 31, 2016 by approximately $6.3 million to $86.4 million.

Public Offering of Common Stock
On April 26, 2016, we completed an underwritten public offering of 13,225,000 shares of common stock at a price to the public of $3.50 per share. We received net proceeds of approximately $43.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
We used the net proceeds from this offering to repay a portion of outstanding borrowings under our revolving credit facility and for general corporate purposes.

2.	Interim Financial Information
These unaudited financial statements include the accounts of ICD, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read along with our audited financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders' equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other components of comprehensive income or comprehensive income is presented.
Interim results for the three months ended March 31, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.
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
Other Matters
We have not elected to avail ourselves of the extended transition period available to emerging growth companies("EGCs") as provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. We adopted this accounting standard in the first quarter of 2016. Adoption of this guidance did not have an impact on our financial statements.

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

In April 2015, the FASB issued an accounting standards update intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Subsequently, the FASB issued an update clarifying that since the accounting standards update does not address debt issuance costs associated with revolving debt arrangements it would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. As our debt is revolving debt, we have elected to continue to present the debt issuance costs, net of accumulated amortization, as an asset on our balance sheets.

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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. We are currently evaluating the impact this guidance will have on our financial statements.

In March 2016, the FASB issued an accounting standards update intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We are currently evaluating the impact this guidance will have on our financial statements.

3.	Financial Instruments and Fair Value
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
The carrying value of certain of our assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to the short-term nature of such instruments. Our financial instruments that are subject to fair value measurements are our capital lease obligations and long-term debt.
The fair value of our revolving debt is determined by Level 3 measurements based on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 8.4%. The fair value of our lease obligations is determined using level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt totaled $59.5 million and $59.7 million as of March 31, 2016 and December 31, 2015, respectively, compared to a carrying amount of $63.1 million and $62.7 million as of March 31, 2016 and December 31, 2015, respectively.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

4.	Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Rig components and supplies	$2,408	$2,317

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Accrued salaries and other compensation	$629	$2,050
Insurance	1,114	600
Deferred revenues	4,447	4,591
Property, sales and other taxes	1,255	2,585
Other	333	380
	$7,778	$10,206

6.	Long-term Debt
Our Long-term Debt consisted of the following:

	March 31, 2016	December 31, 2015

Credit facility due November 5, 2018	$62,720	$62,708
Capital lease obligations	791	—
	63,511	62,708
Less: current portion	(366)	—
Long-term debt	$63,145	$62,708
Credit Facility

In November 2014, we entered into an amended and restated credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. On April 23, 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. On October 20, 2015, in light of current market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants. On April 14, 2016, we again amended the Credit Facility to reduce aggregate commitments to $85.0 million and further modify certain maintenance covenants. The obligations under the Credit Facility are secured by all of our assets and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.

Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 72.5% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. This advance rate declines 1.25% per quarter beginning in 2017. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised on a semi-annual basis and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. The Credit Facility matures on November 5, 2018.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of March 31, 2016, the weighted average interest rate on our borrowings was 5.22%.

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

Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2016 and 2017. At March 31, 2016, our calculated leverage ratio under this covenant was approximately 1.9x.
The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The Fourth Amendment reduces the requirement for a mandatory lock-box trigger from $15 million of availability under the credit facility to $10 million of availability under the Credit Facility.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving credit facility has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. The addition of such equipment increased our reported borrowing base at March 31, 2016 by approximately $6.3 million to $86.4 million. We had $62.7 million in outstanding borrowings under the Credit Facility at March 31, 2016. Remaining availability under the Credit Facility was $23.7 million at March 31, 2016, based on the amended borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.
Capital Lease Obligations
During the first quarter of 2016, our vehicle lease agreements were amended, which resulted in a change in the classification of certain leases from operating leases to capital leases. On the amendment date we recorded $0.8 million in capital lease obligations, representing the lesser of fair market value or the present value of future minimum lease payments on the conversion date. These leases generally have initial terms of 36 months and are paid monthly.

7.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 plan was subsequently amended in August of 2014. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 3,454,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of March 31, 2016, approximately 31,648 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended March 31,
	2016	2015
Compensation cost recognized:
Stock options	$69	$214
Restricted stock and restricted stock units	1,086	940
Total stock-based compensation	$1,155	$1,154
No stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2016. Approximately $0.2 million in stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2015.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the three months ended March 31, 2016 or the three months ended March 31, 2015.

A summary of stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Three Months Ended March 31, 2016
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	956,653	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2016	956,653	$12.74
Exercisable at March 31, 2016	882,340	$12.74
A summary of our unvested stock options as of March 31, 2016, and the changes during the three months then ended is presented below:

	Three Months Ended March 31, 2016
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2016	104,143	$3.88
Granted	—	—
Vested	(29,830)	4.27
Forfeited/expired	—	—
Unvested as of March 31, 2016	74,313	$3.73
The number of options vested at March 31, 2016 was 882,340 with a weighted average remaining contractual life of 6.1 years and a weighted-average exercise price of $12.74 per share.
As of March 31, 2016, the unrecognized compensation cost related to outstanding stock options was $0.2 million. This cost is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of March 31, 2016, there was $2.9 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.
A summary of the status of our restricted stock awards as of March 31, 2016, and of changes in restricted stock outstanding during the three months ended March 31, 2016, is as follows:

	Three Months Ended March 31, 2016
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2016	388,265	$10.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2016	388,265	$10.80
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three year vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to one and a half to two shares of ICD common stock at no cost. Vesting of the market-based RSUs is based on our three year total shareholder return ("TSR") as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA ("CEBITDA"), as defined in the restricted stock unit agreement, over a three year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs at the date of grant. The fair value of the CEBITDA performance-based RSUs was based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2016, there was $5.1 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.1 years.
A summary of the status of our RSUs as of March 31, 2016, and of changes in RSUs outstanding during the three months ended March 31, 2016, is as follows:

	Three Months Ended March 31, 2016
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2016	463,413	$12.97
Granted	814,170	4.01
Vested and converted	—	—
Forfeited	—	—
Outstanding at March 31, 2016	1,277,583	$7.26

8.	Stockholders’ Equity and Earnings (Loss) per Share
As of March 31, 2016, we had a total of 24,403,659 shares of common stock, $0.01 par value outstanding, including 388,265 shares of restricted stock. We also had 136,278 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
Basic earnings (loss) per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations is as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Net (loss) income (numerator):	$(414)	$1,375
Net (loss) earnings per share:
Basic and diluted	$(0.02)	$0.06
Shares (denominator):
Weighted-average number of shares outstanding - basic	24,015	24,629
Net effect of dilutive stock options, warrants and restricted stock units	—	—
Weighted-average number of shares outstanding - diluted	24,015	24,629
For all years presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 963,196 during three months ended March 31, 2016 and 2015. Restricted stock units, which are not participating securities and are excluded from our basic and diluted earnings (loss) per share because they are anti-dilutive, were 1,277,583 and 507,684 for the three months ended March 31, 2016 and 2015, respectively.

9.	Income Taxes
Our effective tax rate was (1.0)% and (12.7)% for the three months ended March 31, 2016 and 2015, respectively. The rate in both periods is primarily comprised of the effect of the Texas margin tax, due to our valuation allowance for federal income tax purposes being applied against any potential deferred tax asset which would have ordinarily resulted.

10.	Commitments and Contingencies
Purchase Commitments
As of March 31, 2016, we had outstanding purchase commitments to a number of suppliers totaling $27.2 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $10.9 million relates to equipment currently scheduled for delivery in 2016, $9.2 million relates to equipment scheduled for delivery in 2017 and $7.1 million relates to equipment scheduled for delivery in 2018.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating and capital leases. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to March 31, 2016, were as follows:

(in thousands)
2016	$409
2017	319
2018	125
2019	58
2020	—
Thereafter	—
$911
As of March 31, 2016, property, plant and equipment in our balance sheets included $0.9 million of equipment under capital lease, net of $0.1 million of accumulated amortization.  There were no capital leases as of December 31, 2015.

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

11.	Related Parties
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. One of our directors, was a director of the ultimate parent company of GES as of March 31, 2016, and one of our directors was a director of the ultimate parent company of GES through May 31, 2015. The director who continues to serve as a director of the ultimate parent company of GES is also the director of a fund that owned approximately 36% of the ultimate parent company of GES as of March 31, 2016.
We purchased certain items used in the construction of our drilling rigs from a former affiliate of GES. This vendor was sold by GES to a third party during the second quarter of 2015. As a related party, total purchases from the vendor amounted to $0.4 million during the three months ended March 31, 2015. We did not have any related party outstanding payables with this vendor as of March 31, 2016 or December 31, 2015.
One of our directors is also a director of one of our vendors from which we purchase oilfield and related supplies. Total purchases from this vendor were $1.3 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. We had outstanding payables of $0.6 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively.
During 2015, the son of an executive officer and director of the Company began working in a sales capacity at, and became a minority owner of, a vendor from which we purchase oilfield equipment and related supplies. Total purchases from this vendor during the first quarter of 2016 were $5.4 thousand and we had outstanding payables of $4.0 thousand and $0.1 million as of March 31, 2016 and December 31, 2015, respectively. We did not do any business with this company in the first quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 18, 2016 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled "Cautionary Statement Regarding Forward-Looking Statements" and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
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

Our standardized fleet consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 Series rigs equipped with our integrated omni-directional walking system that is specifically designed to optimize pad drilling for our customers. We have the ability to upgrade our remaining non-walking rig to 200 Series status when market conditions improve, but until such time this rig has been decommissioned, and we do not intend to market it. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Twelve of our fourteen rigs are equipped with bi-fuel capabilities, able to operate on either diesel or a natural gas-diesel blend.
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are predominantly operating in the Permian Basin, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well.

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

In this regard, oil prices began to decline in the second half of 2014, declined further during 2015 and have continued to decline in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and fell as low as $26.19 during the first quarter of 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing an exceptional downturn, and market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that 2016 will be an exceptionally challenging year for ICD and our industry.

We believe the vast majority of exploration and production ("E&P") companies, including our customers, have significantly reduced their 2016 capital spending plans compared to 2015 levels. The initial impact of these spending reductions is evidenced by the published rig counts which have declined more than 70% since their peak in October 2014, and we believe the rig count in the United States may decline further in 2016 until oil and gas prices begin to stabilize and improve.

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
Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller®, and that premium operations such as ours have been less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller® rig. During the first quarter of 2016, our premium drilling fleet operated at 86% utilization, but we do not expect to maintain this level of utilization while this current market downturn continues.
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

Recent Developments
Amendment of Revolving Credit Facility

On April 14, 2016, we entered into a Fourth Amendment to the Amended and Restated Credit Agreement dated as of November 5, 2014 (the “Fourth Amendment”), by and among ICD, the lenders party thereto and CIT, as Administrative Agent, as so amended, and as otherwise amended, supplemented, revised, restated or otherwise modified from time to time, (the “Credit Agreement”).
Among other things, the Fourth Amendment (a) decreases the aggregate commitments under the Credit Agreement from $125.0 million to $85.0 million, but maintains the $25.0 million uncommitted accordion feature pursuant to which commitments may be increased in the future; (b) amends the Leverage Ratio, and Rig Utilization and Fixed covenants; (c) amends the advance rate on Eligible Equipment for purposes of calculating the borrowing base; and (d) adds a springing covenant associated with capital expenditures consistent with our previously announced capital plans as described below.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. The addition of such equipment would have increased our borrowing base at March 31, 2016 by approximately $6.3 million to $86.4 million.

Public Offering of Common Stock
On April 26, 2016, we completed an underwritten public offering of 13,225,000 shares of common stock at a price to the public of $3.50 per share. We received net proceeds of approximately $43.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
We used the net proceeds from this offering to repay a portion of outstanding borrowings under our revolving credit facility and for general corporate purposes.
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

Results of Operations
The following summarizes our financial and operating data for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(In thousands, except per share data)	March 31, 2016	March 31, 2015
Revenues	$22,455	$22,306
Costs and expenses
Operating costs	12,567	13,106
Selling, general and administrative	3,621	3,827
Depreciation and amortization	5,825	4,289
(Insurance recoveries) asset impairment, net	—	(841)
Loss (gain) on disposition of assets	(125)	393
Total cost and expenses	21,888	20,774
Operating loss	567	1,532
Interest expense	(977)	(312)
Loss before income taxes	(410)	1,220
Income tax benefit	4	(155)
Net loss	$(414)	$1,375

Other financial and operating data
Number of completed rigs (end of period) (1)	14	13
Rig operating days (2)	943.1	951.2
Average number of operating rigs (3)	10.4	10.6
Rig utilization (4)	86.4%	92.1%
Average revenue per operating day (5)	$22,571	$22,782
Average cost per operating day (6)	$11,589	$13,035
Average rig margin per operating day	$10,982	$9,747

(1)	Number of completed rigs as of March 31, 2016 increased by one compared to the number of completed rigs as of March 31, 2015, reflecting the addition of one newly constructed rig.

(2)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period.

(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(4)
Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period. During the third quarter of 2015, the Company elected to remove its two 100 series non-walking rigs from its marketed fleet pending completion of their planned rig conversions to 200 series, pad-optimal status. Rig utilization during the first quarter of 2016 excludes these two rigs.

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers $1.2 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively.

(6)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) costs relating to out-of-pocket costs reimbursed by customers of $1.2 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, and (ii) construction overhead costs expensed due to reduced rig construction activity of $0.5 million during the first quarter of 2016.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
Revenues for the three months ended March 31, 2016 were $22.5 million, representing a 0.7% increase compared to revenues of $22.3 million for the three months ended March 31, 2015. This increase was primarily related to increased revenue for reimbursable items and early termination revenues recognized for one our rigs in the first quarter of 2016. The average number of operating rigs was 10.4 during the three months ended March 31, 2016 compared to 10.6 during the three months ended March 31, 2015. Revenue per operating day decreased only slightly to $22,571 during the three months ended March 31, 2016 compared to revenue per day of $22,782 for the three months ended March 31, 2015.
Operating Costs
Operating costs for the three months ended March 31, 2016 were $12.6 million, representing a 4.1% decrease compared to operating costs of $13.1 million for the three months ended March 31, 2015. This decrease was directly related to the number of rigs operating on a standby-without-crew status in the first quarter of 2016 as they incurred minimal operating costs. On a cost per operating day basis, our cost per day decreased to $11,589 during the three months ended March 31, 2016, representing a 11.1% decrease compared to cost per day of $13,035 for the three months ended March 31, 2015.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2016 were $3.6 million, representing a 5.4% decrease compared to selling, general and administrative expenses of $3.8 million for the three months ended March 31, 2015. This decrease relates primarily to reduced compensation expense.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2016 was $5.8 million, representing a 35.8% increase compared to depreciation and amortization expense of $4.3 million for the three months ended March 31, 2015. This increase was related to the addition of three new drilling rigs during 2015. We begin depreciating our rigs when they commence drilling operations.
(Insurance Recoveries) Asset Impairment, net
During the three months ended March 31, 2015 we recorded income of $0.8 million, associated with insurance recoveries of $1.3 million, offset by impairment expense associated with damage to certain rig equipment of $0.3 million and the impairment of certain obsolete equipment of $0.2 million.
Loss (Gain) on Disposition of Assets
A gain on the disposition of assets totaling $0.1 million was recorded for the three months ended March 31, 2016 compared to a loss on the disposition of assets totaling $0.4 million in the prior year comparable period. In both periods, the amounts related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended March 31, 2016 was $1.0 million compared to interest expense of $0.3 million for the three months ended March 31, 2015. The majority of our interest expense is derived from borrowings under our revolving credit facility. Our borrowings in the first quarter of 2016 were substantially greater than our borrowings for the first quarter of 2015.

Income Tax Expense (Benefit)
The income tax expense recorded for the three months ended March 31, 2016 amounted to $4.0 thousand compared to an income tax benefit of $0.2 million for the three months ended March 31, 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 were (1.0)% and (12.7)%, respectively. All taxes in both the current and prior year period relate to Texas Margin Tax.

Liquidity and Capital Resources
Our liquidity as of March 31, 2016 included approximately $23.7 million of availability under our revolving credit facility, $7.4 million of cash and $6.6 million of other net working capital.  Pro forma for our receipt of the net proceeds from our recently completed equity offering, availability under our credit facility would have been $66.7 million. The aggregate commitments under our revolving credit facility are currently $85.0 million, and the adjusted borrowing base under our credit facility at March 31, 2016, was $86.4 million. Our principal use of capital has been the construction of land drilling rigs and associated equipment and working capital and inventories to support our drilling operations. Our first drilling rig was completed and began operating in May 2012. As of March 31, 2016, we had 14 rigs, including thirteen completed 200 series ShaleDriller® rigs and one non-walking rig. We have the ability to upgrade our remaining non-walking rig to 200 Series status when market conditions improve, but until such time this rig has been decommissioned, and we do not intend to market it. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our recent public offering and cash flows from operations and our revolving credit facility.
Our liquidity as of December 31, 2015 included approximately $35.9 million of availability under our revolving credit facility, $5.3 million of cash and $5.2 million of other net working capital.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $7.2 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $5.3 million during the same period in 2015. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2016 were higher as a result of an increase in the net loss, adjusted for non-cash items, of $6.6 million for the three months ended March 31, 2016 compared to $6.4 million during the same period in 2015. Working capital changes increased cash flows from operating activities by $0.6 million for the three months ended March 31, 2016 compared to a reduction of $1.1 million during the same period in 2015.
Net Cash Used In Investing Activities
Cash used in investing activities was $5.0 million for the three months ended March 31, 2016 compared to cash used in investing activities of $18.3 million during the same period in 2015. During the first three months of 2016, cash payments of $5.7 million for capital expenditures, related primarily to the non-walking rig upgrade, offset by proceeds from the sale of property, plant and equipment of $0.6 million. Cash payments during the first quarter of 2016 included approximately $2.6 million associated with equipment purchased in 2015. During the 2015 period, cash payments of $21.3 million for capital expenditures related primarily to new rig construction, were offset by the receipt of insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.1 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2016 compared to $13.3 million during the same period in 2015. During the first three months of 2016, we made borrowings under our revolving credit facility of $26.9 million. These proceeds were offset by repayments under our revolving credit facility of $26.9 million and payments for capital lease obligations of $0.1 million. During the first three months of 2015, we made borrowings under our revolving credit facility of $39.8 million. These proceeds were offset by repayments under our revolving credit facility of $26.3 million and expenditures for deferred financing costs of $0.2 million.

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
Long-term Debt
In November 2014, we entered into an amended and restated credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. On April 23, 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. On October 20, 2015, in light of current market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants. On April 14, 2016, we again amended the Credit Facility to reduce aggregate commitments to $85.0 million and further modify certain maintenance covenants. The obligations under the Credit Facility are secured by all of our assets and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 72.5% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. This advance rate declines 1.25% per quarter beginning in 2017. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised on a semi-annual basis and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. The Credit Facility matures on November 5, 2018.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of March 31, 2016, the weighted average interest rate on our borrowings was 5.22%.

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

Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2016 and 2017. At March 31, 2016, our calculated leverage ratio under this covenant was approximately 1.9x.
The Credit Facility provides that an event of default may occur if a material adverse change to the Company occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The Fourth Amendment reduces the requirement for a mandatory lock-box trigger from $15 million of availability under the credit facility to $10 million of availability under the Credit Facility.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving credit facility has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. The addition of such equipment increased our reported borrowing base at March 31, 2016 by approximately $6.3 million to $86.4 million. We had $62.7 million in outstanding borrowings under the Credit Facility at March 31, 2016. Remaining availability under the Credit Facility was $23.7 million at March 31, 2016, based on the amended borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.

 Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets. See footnote 10 in Part 1 “Item 1. Financial Statements” for additional information.
Emerging Growth Company
We have not elected to avail ourselves of the extended transition period available to emerging growth companies("EGCs") as provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This guidance is effective for interim and annual periods beginning after December 15, 2015. We adopted this accounting standard in the first quarter of 2016. Adoption of this guidance did not have an impact on our financial statements.

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

In April 2015, the FASB issued an accounting standards update intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Subsequently, the FASB issued an update clarifying that since the accounting standards update does not address debt issuance costs associated with revolving debt arrangements it would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. As our debt is revolving debt, we have elected to continue to present the debt issuance costs, net of accumulated amortization, as an asset on our balance sheets.

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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. We are currently evaluating the impact this guidance will have on our financial statements.

In March 2016, the FASB issued an accounting standards update intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We are currently evaluating the impact this guidance will have on our financial statements.

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
Interest Rate Risk
Total long-term debt at March 31, 2016 included $62.7 million of floating-rate debt attributed to borrowings at an average interest rate of 5.22%. As a result, our annual interest cost in 2016 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.52%) would be approximately $0.3 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2016; however, there are no assurances that possible rate changes would be limited to such amounts.
Commodity Price Risk
The demand for contract drilling services is a result of E&P companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices. Oil prices began to decline in the second half of 2014, declined further during 2015 and have continued to decline in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and fell as low as $26.19 during the first quarter of 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result of the decline in oil prices, our industry is now experiencing an exceptional downturn, and market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that 2016 will be an exceptionally challenging year for ICD and our industry.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2016, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) filed April 14, 2016, Exhibit 10.1)

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
Date: April 28, 2016