Form 10-K/A
period 2015-12-31
Independence Contract Drilling, Inc.
filed 2016-04-29
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2015

Commission file number: 001-36950

Independence Contract Drilling, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1653648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 North Galayda Street Houston, Texas	77086
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 598-1230

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $145,926,499 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $8.87 per share as reported on the New York Stock Exchange and 16,451,691 shares held by non-affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.).    Yes  ☒    No  ☐

As of April 27, 2016, there were 37,628,659 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Independence Contract Drilling, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to include Items in Part III (Items 10, 11, 12, 13 and 14) previously omitted in accordance with General Instruction G.3 from the Annual Report on Form 10-K filed by the Company on February 18, 2016 (the “Original Filing”).

Other than as described above, no changes have been made in this Amendment No. 1 to any Items in the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our directors are elected annually and serve one-year terms or until their earlier death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified. The following table sets forth the names and ages of our directors, the year they first became a director and the positions they hold with the Company as of April 29, 2016:

Director Nominee	Position and Offices	Director Since	Age
Thomas R. Bates, Jr.	Chairman of the Board, Director	2011	66
Byron A. Dunn	Chief Executive Officer, Director	2011	58
Arthur Einav	Director	2012	40
Matthew D. Fitzgerald	Director	2012	58
Edward S. Jacob, III	President, Chief Operating Officer, Director	2014	63
Daniel F. McNease	Director	2013	64
Tighe A. Noonan	Director	2011	59

Director Biographies and Qualifications

Described below are the principal occupations and positions and directorships for at least the past five years of our current directors, as well as certain additional information regarding their individual experience, qualifications, attributes and skills that led our Board to conclude that each of our directors should serve on the Board. There are no family relationships among any of our directors or executive officers.

Thomas R. Bates, Jr., Ph.D., Chairman of the Board. Dr. Bates has served as our Chairman of the Board since November 2011. Dr. Bates has been an Adjunct Professor and Co-Chair of the Energy MBA Advisory Board in the Neeley School of Business at Texas Christian University, where he has taught courses in energy macroeconomics since January 2011. From January 2010 until December 2012, Dr. Bates was a Senior Advisor to Lime Rock Management LP and was a Managing Director at the private equity firm from October 2001 until December 2009, where he was responsible for global investing in oil service and oil service technology. Before joining Lime Rock, Dr. Bates had 25 years of experience in senior oil service management and operations with Schlumberger Ltd., Weatherford Enterra Inc. and Baker Hughes Inc. Dr. Bates presently serves on the board of directors of TETRA Technologies Inc., Alacer Gold Corporation and Vantage Drilling International and previously served on the board of directors of Hercules Offshore, Inc., NATCO Group, Inc., T-3 Energy Services, Inc., and Reservoir Exploration Technology ASA. Dr. Bates graduated from the University of Michigan with a Ph.D. in mechanical engineering.

Byron A. Dunn, Director and Chief Executive Officer. Mr. Dunn was one of our original founders and has served as our Chief Executive Officer and as a director since our inception in 2011. From 2007 to 2010, Mr. Dunn served as a Director, President and Chief Executive Officer of Global Energy Services, whose Drilling Group formed the rig manufacturing division of our company upon our formation. From 2010 to 2011, Mr. Dunn served as a Director, President and Chief Executive Officer of Erin Energy Corp, a NYSE listed international E&P company with operations in China and Africa. Previously Mr. Dunn served as Vice President of National Oilwell Varco (“NOV”), President of NOV’s 3,500 employee, $1.0 billion revenue Eastern Hemisphere Rig Solutions Group and as Chairman of the Board of Directors of TTS Marine ASA. Mr. Dunn also chaired the National Oilwell/Varco merger integration task force. Mr. Dunn has over 15 years’ experience in investment banking, last serving as Executive Director of the UBS Global Energy and Power Group. He earned a BS in Chemical Engineering from the Illinois Institute of Technology and a MBA from the University of Chicago Booth School of Business. He also holds a CFA charter and is a member of the American Institute of Chemical Engineers, the Society of Petroleum Engineers and is a Fellow of the National Association of Corporate Directors. He serves on the Board of Directors of Brace Industrial Group and as Chairman of its HSE Committee.

Arthur Einav, Director. Mr. Einav has served as a director on our Board of Directors since March 2012. Mr. Einav has served in various positions at Sprott Inc. since May 2010 and is currently Managing Director, General Counsel and Corporate Secretary at Sprott Resource Corp. and Sprott Consulting LP and General Counsel at Sprott Inc. Prior to joining the Sprott group of companies, Mr. Einav was an associate at the law firm of Davis Polk & Wardwell LLP (“Davis Polk”) from July 2005 until May 2010. Mr. Einav has worked on public and private debt and equity offerings, exchange offers, mergers and acquisitions and debt restructurings in a variety of industries. Prior to joining Davis Polk, Mr. Einav was an associate at McCarthy Tétrault LLP. Mr. Einav presently serves as a director of Corsa Coal Corp. and RII North America Inc. He holds a Bachelor of Laws degree and a Masters in Business Administration from Osgoode Hall Law School and the Schulich School of Business. He also holds a Bachelor of Science degree from the University of Toronto and is a member of the Law Society of Upper Canada and the New York State Bar.

Matthew D. Fitzgerald, Director. Mr. Fitzgerald has served as a director on our Board of Directors since April 2012. Mr. Fitzgerald is now a private investor and volunteer instructor and counselor with SCORE (Service Corp of Retired Executives), an affiliate of the Small Business Administration. From 2009 until July 2013, Mr. Fitzgerald served as President of Total Choice Communications LLC, a wireless retailer in Houston, Texas. Mr. Fitzgerald retired from Grant Prideco, Inc., one of the world’s largest suppliers of drill pipe and drill bits, following its merger with National Oilwell Varco in 2008. He had served as Senior Vice President and Chief Financial Officer beginning in January 2004 and as Treasurer beginning in February 2007. Mr. Fitzgerald held the positions of Executive Vice President, Chief Financial Officer, and Treasurer of Veritas DGC from 2001 until January 2004. Mr. Fitzgerald also served as Vice President and Controller for BJ Services Company from 1989 to 2001. He previously served on the board of directors of Rosetta Resources, Inc., and Maverick Oil and Gas, Inc. Mr. Fitzgerald began his career as a certified public accountant with the accounting firm of Ernst & Whinney. He holds a Bachelor of Business Administration in Accounting and a Masters in Accountancy from the University of Florida.

Edward S. Jacob, III, Director, President and Chief Operating Officer. Mr. Jacob has served as our President and Chief Operating Officer and a director since May 2014 and served as our Executive Vice President and Chief Operating Officer from February 2013 until May 2014. Before joining us, Mr. Jacob served as the President and Chief Executive Officer of Keen Energy (“Keen”) from March 2009 until October 2012. Mr. Jacob evaluated business opportunities from October 2012 until joining us in February 2013. Prior to Keen, Mr. Jacob had a distinguished career at Grey Wolf, Inc. (“Grey Wolf”), a contract drilling company, from February 1999 until December 2008, serving as Senior Vice President of Operations. While at Grey Wolf, Mr. Jacob also served as Senior Vice President of Marketing. Mr. Jacob left Grey Wolf when it was acquired by Precision Drilling Company in December 2008. Prior to working at Grey Wolf, Mr. Jacob served as Executive Vice President of Bayard Drilling Technologies, Inc. (“Bayard”), operating 88 land rigs in Oklahoma, Texas and Louisiana. Prior to joining Bayard, Mr. Jacob spent 13 years in various sales, marketing and operations management positions with Helmerich & Payne International Drilling Co. Mr. Jacob is a 2007 graduate of the Harvard Business School’s Advanced Management Program. Mr. Jacob currently serves as the Chairman of the Executive Committee of the Board of Directors of the International Association of Drilling Contractors (the “IADC”) and served as the Chairman of the Board of the IADC during 2015. He is also a member of the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Petroleum Institute. Mr. Jacob has received the IADC’s Distinguished Service Award and 2014 Contractor of the Year Award. Mr. Jacob has also served on the API Executive Committee for Drilling and Production Operations.

Daniel F. McNease, Director. Mr. McNease has served as a director on our Board of Directors since April 2013. Mr. McNease has served as the Chairman of AXON EP, Inc. since July 2009 and as a Member of the Advisory Board at HitecVision AS since January 2010. From 2007 through 2013, he served as a Director of Dockwise Ltd. From 2004 through 2008, Mr. McNease served as President, Chairman of the Board and Chief Executive Officer at Rowan Companies plc (“Rowan”), a provider of land and offshore contract drilling services and a manufacturer of rigs and drilling equipment. In total, Mr. McNease spent 34 years at Rowan, serving as Chief Executive Officer from 2003 to 2008, President from 2002 to 2008 and as Executive Vice President of

Rowan and President of its drilling subsidiaries from 1999 to 2002. Mr. McNease is a graduate of the University of Southern Mississippi and the Columbia University Executive Program. He is a member of the International Association of Drilling Contractors.

Tighe A. Noonan, Director. Mr. Noonan has served as a director on our Board of Directors since November 2011. Mr. Noonan is a founding shareholder partner and has served as a Partner of 4D Global Energy Advisors SAS since its formation in 2002, and he has been continuously involved in energy finance since 1982. After 13 years of experience in commercial and investment banking with the Barclays Group (BZW) in New York and Paris, notably in the energy sector, Mr. Noonan joined Société Générale in 1995, where he was Managing Director, Global Head of Oil and Gas Project Finance. Following studies at Swarthmore College (USA), Mr. Noonan received an advanced degree in economics and finance from the Institut d’Etudes Politiques and the University of Grenoble (France). Mr. Noonan presently serves on the board of directors of Finoil SpA, GES-Global Energy Services, Inc., Lampogas SpA, Dulevo International SpA, Aladdin Middle East Ltd., and ORS International Ltd. and certain subsidiaries of the aforementioned. He also serves as Chairman of 4D Global Energy Investments plc, 4D Global Energy Development Capital Fund plc, and 4D Global Energy Development Capital Fund II plc.

Stockholder Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors.

Executive Officers

Our executive officers serve at the discretion of our Board. We have presented below information about our executive officers as of April 29, 2016.

Name	Age	Position
Byron A. Dunn(1)	58	Chief Executive Officer
Edward S. Jacob, III(2)	63	President and Chief Operating Officer
Philip A. Choyce	49	Senior Vice President and Chief Financial Officer
David C. Brown	69	Senior Vice President—Construction and Engineering
J. Scott Thompson	61	Senior Vice President—Human Resources and Administration
Michael J. Harwell	47	Vice President—Finance and Chief Accounting Officer
Christopher K. Menefee	38	Vice President—Business Development
Aaron W. Mueller	37	Vice President—HSE

(1)	For biographical information on Mr. Dunn, see “—Board of Directors” beginning on page 5.
(2)	For biographical information on Mr. Jacob, see “—Board of Directors” beginning on page 5.

Philip A. Choyce, Senior Vice President and Chief Financial Officer. Mr. Choyce is one of our original founders and has served as our Senior Vice President and Chief Financial Officer since March 2012 and as our Senior Vice President and General Counsel from November 2011 until March 2012. From 2009 until 2011, Mr. Choyce was the owner of The Choyce Firm, which provided legal services to domestic and international oil and gas services companies. Mr. Choyce served as the Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Grant Prideco, Inc., one of the world’s largest suppliers of drill pipe and drill bits, from its spinoff into a new public company in 2000 until its sale to National Oilwell Varco in 2008. Prior to joining Grant Prideco, Mr. Choyce was a Senior Associate at Fulbright & Jaworski LLP. Mr. Choyce began his career as a certified public accountant at Ernst & Young LLP. Mr. Choyce graduated from Texas A&M University with a B.B.A. in accounting in 1989, and received his law degree from the University of Texas in Austin in 1993.

David C. Brown, Senior Vice President—Construction and Engineering. Mr. Brown has served as our Senior Vice President—Construction and Engineering since May 2014 and as our Vice President—Organizational Effectiveness from March 2012 to May 2014. Mr. Brown retired in 2010 from Lanzhou LS-National Oilwell Petroleum Engineering Company where he served as the Chief Operating Officer since 2006. From 2000 to 2005 Mr. Brown was the Vice President of Manufacturing and Chief Health, Safety and Environmental and Quality Officer of National Oilwell. He co-chaired the National Oilwell/Varco integration in 2004 and 2005. Mr. Brown held various operating positions within National Oilwell, Oilwell and U.S. Steel beginning in 1969. He is a graduate of the University of Pittsburgh with a degree in industrial engineering.

J. Scott Thompson. Senior Vice President—Human Resources and Administration. Mr. Thompson has served as Senior Vice President—Human Resources and Administration since October 2014. Prior to joining the Company, Mr. Thompson served as the Director, Learning & Development at Noble Energy, Inc. (“Noble”) from May 2012 to October 2014, where he directed the learning and organizational development activities of Noble. From December 2009 to May 2012, Mr. Thompson was Vice President—Environmental Operations at Carbo Ceramics. From April 2006 to November 2009, Mr. Thompson served as Senior Vice President—Human Resources and Administration at NATCO Group, Inc. From February 1979 to April 2005, Mr. Thompson worked at Schlumberger Limited in various management, sales and human resource roles. Mr. Thompson is a graduate of New Mexico State University with a degree in Business Management.

Michael J. Harwell, Vice President—Finance and Chief Accounting Officer. Mr. Harwell has served as our Vice President—Finance and Chief Accounting Officer since August 1, 2012. Prior to joining us, Mr. Harwell served from 2005 to 2012 as the Vice President and Corporate Controller for Landry’s, Inc. (“Landry’s”), a restaurant, gaming and entertainment company. Prior to joining Landry’s, Mr. Harwell served as Vice President and Corporate Controller for NetVersant Solutions, Inc., a Houston based start-up company specializing in high-end network infrastructure projects. Mr. Harwell also held various positions with Nabors Industries, Ltd., a publicly-traded drilling contractor, the most recent of which was Corporate Controller. After graduating from Texas A&M University with a B.B.A. in accounting, Mr. Harwell, a certified public accountant, joined Ernst & Young LLP and remained with the accounting firm until 1994.

Christopher K. Menefee, Vice President—Business Development. Mr. Menefee has served as our Vice President—Business Development since May 2012. Mr. Menefee began his oilfield career in 1997 at Rowan Companies, Inc. In 2001, Mr. Menefee transferred from the U.S. Gulf of Mexico to Rowan’s Land Division where he held field operational roles and was the Health and Safety Manager. Mr. Menefee moved to Rowan’s corporate headquarters as the Director of Marketing in 2006. In this role, he was responsible for the marketing, sales and contracting of Rowan’s domestic and international rig fleet. Mr. Menefee graduated from The University of Mississippi in Oxford with a B.A. in Psychology. He is a Director of the International Association of Drilling Contractors and is currently Chairman of the IADC Houston Chapter.

Aaron W. Mueller, Vice President—Health, Safety and Environmental. Mr. Mueller has served as our Vice President—Health, Safety and Environmental since February 2013 and Director of Marketing and Sales from August 2012 until February 2013. Prior to joining us, Mr. Mueller served as a driller on both land and offshore rigs with Rowan Companies, Inc., where he began his career as a college roustabout in 2001. Mr. Mueller was named Project Manager of New Builds in 2006 within LeTourneau Drilling Systems, a Rowan Company, where he managed the rig component assembly and delivery for the construction of Rowan’s 2000-hp land drilling rigs project. Mr. Mueller also served as Land Drilling Division Safety Manager as well as Corporate Safety Specialist at Rowan Companies plc, where he managed all HSE aspects associated with Rowan’s 25 rig land drilling fleet and 30 offshore domestic and international offshore jack-up drilling fleet. Additionally, Mr. Mueller served as the Quality Systems Manager and Global Training Manager responsible for the creation, certification and management of Rowan’s global corporate management system. Mr. Mueller is a member of the IADC, the American Petroleum Institute, the Society of Petroleum Engineers and the American Association of Drilling Engineers.

Corporate Governance

We are committed to adhering to sound principles of ethical conduct and good corporate governance. We have adopted a number of corporate governance policies and practices designed to promote the long-term interests of our stockholders, maintain internal checks and balances, strengthen management accountability, engender public trust and foster responsible decision making and accountability. The following are certain of the important corporate governance policies and practices we have adopted.

Committee Charters

We have adopted a charter for each of the three committees of the Board. Each committee charter outlines the authority and responsibilities delegated by the Board to the respective committee; enumerates membership requirements for the committee, including any applicable New York Stock Exchange (“NYSE”) or Securities and Exchange Commission (“SEC”) membership requirements; and sets forth a framework for committee meetings. Summaries of each of the committee charters are set forth below under the heading “—Board Committees.” Copies of each of our committee charters is available on our website at http://icdrilling.investorroom.com/corporategovernance.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics—Employees”), which provides the basic principles and guidelines to foster a culture of honesty and accountability and to establish standards of integrity, honesty and ethical conduct that all our officers and employees must follow. We have adopted a separate code of ethics that applies to our directors, including employee directors, which is described in more detail below. A copy of our Code of Ethics—Employees is available on our website at http://icdrilling.investorroom.com/code_of_conduct. Stockholders may also request a printed copy of the Code of Ethics—Employees, free of charge, by contacting our Corporate Secretary, at Independence Contract Drilling, Inc., 11601 N. Galayda Street, Houston, TX 77086 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Any waiver of the Code of Ethics—Employees for executive officers may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Amendments to the Code of Ethics—Employees must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

Code of Ethics for Senior Officers of the Company

We have adopted a Code of Ethics for Senior Officers of the Company (“Code of Ethics—Senior Officers”), supplementing the Code of Ethics-Employees, that sets forth the ethical principles by which our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and other executives of the Company are expected to conduct themselves when carrying out their duties. A copy of our Code of Ethics—Senior Officers is available on our website at http://icdrilling.investorroom.com/code_of_conduct. Stockholders may also request a printed copy of the Code of Ethics—Senior Officers, free of charge, by contacting our Corporate Secretary, at Independence Contract Drilling, Inc., 11601 N. Galayda Street, Houston, TX 77086 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Amendments to the Code of Ethics—Senior Officers must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

Code of Business Conduct and Ethics for Directors

We have adopted a Code of Business Conduct and Ethics for Directors (“Code of Ethics—Directors”), which provides the basic principles and guidelines to foster a culture of honesty and accountability and to establish standards of integrity, honesty and ethical conduct that all members of our Board must follow. A copy of our Code of Ethics—Directors is available on our website at http://icdrilling.investorroom.com/code_of_conduct. Stockholders may also request a printed copy of the Code of Ethics—Directors, free of charge, by contacting our Corporate Secretary, at Independence Contract Drilling, Inc., 11601 N. Galayda Street, Houston, TX 77086 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Any waiver of the Code of Ethics—Directors may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Amendments to the Code of Ethics—Directors must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines (the “Corporate Governance Guidelines”) in compliance with the corporate governance rules of the NYSE. The Corporate Governance Guidelines provide a flexible framework within which the Board and its committees operate. The Corporate Governance Guidelines cover, among other things, director qualification standards, responsibilities of directors, Board access to management and advisors, compensation of directors, Chief Executive Officer evaluation and succession planning. A copy of our Corporate Governance Guidelines is available on our website at http://icdrilling.investorroom.com/corporategovernance.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy (the “Related Person Transaction Policy”), which provides guidelines for the review and approval of certain transactions, arrangements or relationships involving the Company and any of our directors (or nominees for director), executive officers, stockholder owing more than 5% of the Company and any immediate family members of any such person. As a general matter, we discourage such “related person transactions” because they present a heightened risk of potential or actual conflicts of interest and may create the appearance that decisions are based on considerations other than the best interest of the Company and its stockholders. In addition, our Related Person Transaction Policy is designed to assist the Board in preparing the disclosure that SEC rules require to be included in the Company’s applicable filings under the Securities Act of 1933 (the “Securities Act”) and the Exchange Act. Please see “Certain Relationships and Related Party Transactions—Policies and Procedures for Identifying, Assessing and Approving Related Person Transactions” for additional information regarding our Related Person Transaction Policy. In addition to our Related Person Transaction Policy, which applies only to the persons enumerated above in specified circumstances, we have also adopted a Conflicts of Interest Policy, described in more detail below, that facilities the general review of possible conflicts of interest for all our employees and our directors.

Conflicts of Interest Policy

We have adopted a Conflicts of Interest Policy (the “Conflicts of Interest Policy”), which provides guidelines and procedures regarding the timely and proper disclosure of possible conflicts of interest a Company employee or director may have in order to allow the Company to review each such possible conflict. Under our Conflicts of Interest Policy, a conflict arises when an individual’s private interest interferes in any way with the interests of the Company as a whole. Our Conflicts of Interest Policy is designed to prohibit directors, officers or other employees from engaging in any business or conduct or entering into any agreement or arrangement that would give rise to actual or potential conflicts of interest and provides guidance on how to report potential conflicts of interest. The Conflicts of Interest Policy supplements our Related Person Transaction Policy and each of our codes of ethics.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. A description of each committee, its function and charter, are provided below:

Audit Committee

Pursuant to its charter, the Audit Committee’s duties include, but are not limited to, oversight of the following: (1) our accounting and financial reporting process, (2) the integrity of our financial statements, (3) our independent auditor’s qualifications and independence, (4) the performance of our internal audit function and independent auditors and (5) our compliance with legal and regulatory requirements.

The Audit Committee is currently comprised of Messrs. Bates, McNease and Fitzgerald (chairman). Each member of the Audit Committee is “financially literate” as defined in the NYSE listing standards. Mr. Fitzgerald, chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.

Under rules implemented by the NYSE and SEC, we are required to have an audit committee comprised of at least three directors who meet the independence standards established by the NYSE and the Exchange Act. We have determined that Messrs. Bates, McNease and Fitzgerald are independent under the standards established by both the NYSE and Rule 10A-3 of the Exchange Act.

The Audit Committee met seven times during 2015.

Compensation Committee

Pursuant to its charter, the Compensation Committee’s duties include, but are not limited to, the following: (1) establishing salaries, incentive and other forms of compensation for our executive officers, (2) reviewing non-employee director compensation, (3) administering the Company’s incentive compensation and equity plans, (4) reviewing the risks arising from the Company’s compensation policies and practices, and (5) overseeing regulatory compliance with respect to compensation matters.

In connection with these purposes, the Board has delegated to the Compensation Committee the overall responsibility for establishing, implementing and monitoring compensation for our executive officers. Together with management (with the exception of compensation matters related to our Chief Executive Officer, for which management is not involved), and any other counsel or other advisors deemed appropriate by it, the Compensation Committee reviews and makes a final determination with regard to executive compensation. For example, the Compensation Committee reviews and approves the compensation of our executive officers and makes appropriate adjustments based on Company performance, achievement of predetermined goals and changes in an officer’s duties and responsibilities. The Compensation Committee is also responsible for approving all employment agreements related to our executive officers.

In addition, our Board has delegated to the Compensation Committee the responsibility for establishing, implementing and monitoring the compensation for our non-employee directors. Our Compensation Committee establishes, reviews and approves the compensation of our non-employee directors and makes appropriate adjustments based on their performance, duties and responsibilities and the competitive environment. Our Compensation Committee’s primary objectives in establishing and implementing director compensation are to: (1) ensure the ability to attract, motivate and retain the talent necessary to provide qualified Board leadership, and (2) use the appropriate mix of long-term and short-term compensation to ensure high Board and/or committee performance.

The Compensation Committee charter provides that the committee may, in its sole discretion, retain, obtain advice from or terminate a compensation consultant to assist in the evaluation of the director, chief executive officer or executive officer compensation. The Compensation Committee has direct responsibility for the appointment, compensation and oversight of any such compensation consultant and has sole authority to approve any such consultant’s fees. The Compensation Committee has retained Pearl Meyer & Partners (“PM&P”), a national executive and director compensation strategy and governance consulting firm, to review and provide recommendations concerning components of the Company’s executive compensation program. The Compensation Committee concluded that no conflict of interest existed that would prevent PM&P from independently representing the Compensation Committee.

The Compensation Committee is currently comprised of Messrs. Bates, Einav and McNease (chairman). Our Board has affirmatively determined that each of Messrs. Bates, Einav and McNease meets the definition of independent director for purposes of serving on the Compensation Committee under applicable NYSE rules.

The Compensation Committee met four times during 2015.

Nominating and Corporate Governance Committee

Pursuant to its charter, the Nominating and Corporate Governance Committee duties include, but are not limited to: (1) monitoring the implementation of sound corporate governance principles and practices, (2) identifying individuals believed to be qualified to become directors of the Company, (3) selecting or recommending candidates for all directorships to be filled, and (4) overseeing the evaluation of the Board.

The Nominating and Corporate Governance Committee consists of three directors, Messrs. Einav (chairman), Fitzgerald and McNease.

The Nominating and Corporate Governance Committee met twice during 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file initial reports of ownership and changes in ownership of common stock with the Securities and Exchange Commission. Reporting persons are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of reports we received and the written representations from our directors and officers, we believe that all filings required to be made under Section 16(a) were timely made for the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

We are currently considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers. For the year ended December 31, 2015, our named executive officers (“Named Executive Officers”) were:

Name	Principal Position During 2015
Byron A. Dunn	Chief Executive Officer
Edward S. Jacob, III	President and Chief Operating Officer
Philip A. Choyce	Senior Vice President and Chief Financial Officer

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($)(6)	Total ($)
Byron A. Dunn	2015	464,000	—	185,211	—	—	19,878	669,089
(Chief Executive Officer)	2014	363,077	407,321	—	3,536,254	—	14,350	4,321,002
	2013	300,000	315,000	—	—	—	774	615,774

Edward S. Jacob, III(7)	2015	353,000	—	126,814	—	—	—	479,814
(President and Chief Operating Officer)	2014	301,923	297,543	—	1,742,699	—	—	2,342,165
	2013	237,807	259,875	—	712,990	509,200	1,051	1,720,923

Philip A. Choyce	2015	319,000	—	106,960	—	—	19,878	445,838
(Senior Vice President and Chief Financial Officer)	2014	245,769	195,585	—	1,748,240	—	9,100	2,198,694
	2013	200,000	150,000	—	—	—	269	350,269

(1)	Amounts reflected in this column include total annual salary paid during the applicable fiscal year.
(2)	Amounts reflected in this column represent bonuses earned during the applicable year.
(3)	Amounts reflected in this column represent performance-based incentive compensation earned under a plan during the applicable year, excluding discretionary components not based on performance criteria and thus reported as bonus.
(4)	Amounts reflected in this column reflect the value of restricted stock and restricted stock unit awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Values represent the fair market value of such restricted stock on the date of grant. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.
(5)	Amounts reflected in this column reflect the value of stock option awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.
(6)	All other compensation is comprised entirely of health insurance and life insurance premiums paid by us on behalf of the named executive officer.
(7)	Mr. Jacob began employment with us on February 2, 2013. Mr. Jacob was appointed our President and Chief Operating Officer in May 2014.

Bonus Payments and Non-Equity Incentive Plan Compensation

During 2013, we did not implement a bonus or incentive compensation program tied to any objective measure of performance. All bonuses paid to our named executive officers relating to fiscal 2013 were entirely discretionary and based upon subjective factors.

For 2014, our Board implemented a bonus and incentive compensation program partially tied to objective performance measures for 2014. The bonuses paid for fiscal 2014 were based upon the achievement of the actual performance metrics set forth in the table above as well as a subjective component, which the Compensation Committee determined for fiscal 2014 to be equal to 60% of the overall target bonus. However, due to the nature of the program and its discretionary components, all of the components were deemed to be bonus compensation for purposes of the Summary Compensation Table.

For 2015, our Board implemented a bonus and incentive compensation program tied 50% to objective performance measures at the corporate level and a 50% discretionary component tied to achievement of personal objectives. Payments based on the objective performance measures of this program are included in the non-equity incentive compensation in the Summary Compensation Table.

For our Named Executive Officers (as defined by Section 402(m)(2) of Regulation S-K), the 2015 weighting for corporate objectives for purposes of determining the portion of bonus to be paid with respect to corporate level performance measures were as follows:

Name	TRIR	Adjusted EBITDA	Utilization
Byron A. Dunn	33%	33%	33%
Edward S. Jacob, III	33%	33%	33%
Philip A. Choyce	20%	40%	40%

The entry, target and over-achievement performance objectives and actual performance for each corporate objective measure for 2015 were as follows:

	2015 Criteria
Bonus Criteria	Entry	Target	OA	Actual
Safety (TRIR)(1)	1.21	1.1	.99	1.8
Adjusted EBITDA ($’000s)	$20,021	$22,246	$24,471	$25,391
Rig Utilization(2)	69.8%	77.6%	85.4%	76%
Discretionary (Personal Objectives)	N/A	N/A	N/A	N/A
Total

(1)	Total Recordable Incidence Rate (“TRIR”).
(2)	Calculated based upon a 14 rig fleet, including decommissioned rigs and rigs undergoing conversion or upgrade.

For the year ended December 31, 2015, Byron A. Dunn, Edward S. Jacob, III and Philip A. Choyce were paid cash bonuses equal to $185,211, $126,814 and $106,960, respectively, based upon the Company’s performance relative to established objective performance measures set forth in the table above. Although the Board of Directors determined that all or a significant portion of each Named Executive Officer’s discretionary personal objectives were achieved during 2015, in light of the significant downturn in market conditions, no portion of the earned personal objective bonus was paid for 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information for each of our Named Executive Officers regarding the number of shares subject to both exercisable and unexercisable stock options, the number of shares of restricted stock awards and performance-based restricted stock units that had not vested as of December 31, 2015:

			Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Option, Exercisable (#)(1)	Number of Securities Underlying Unexercised Option, Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Byron A. Dunn(5)	3/2/2012	400,350	—	12.74	3/2/2022	—	—	—	—
	8/13/2014	—	—	—	—	116,436	588,002	116,436	588,002

Edward S. Jacob, III	2/1/2013	59,660	59,660	12.74	2/1/2023	14,523	73,341	—	—
	8/13/2014	—	—	—	—	57,382	289,779	57,380	289,769

Philip A. Choyce	3/2/2012	157,000	—	12.74	3/2/2022	—	—	—	—
	8/13/2014	—	—	—	—	57,563	290,693	57,562	290,688

(1)	These stock options were issued under our 2012 Omnibus Incentive Plan. The stock options granted on February 1, 2013 vest in one-fourth increments on each anniversary of the grant date. Options granted in 2012 were fully vested in 2015.
(2)	These shares represent restricted stock awards issued under our 2012 Omnibus Incentive Plan. The restricted stock awards granted on February 1, 2013 were granted in connection with the commencement of Mr. Jacob’s employment with the Company and vest in one fourth increments on December 31 of each year. The restricted stock awards granted on August 13, 2014 were granted in connection with the completion of the Company’s IPO and vest in one-third increments on each anniversary of the date of grant.
(3)	The market value is based upon the applicable number of shares shown in the table multiplied by $5.05, the closing market price of our stock on December 31, 2015.
(4)	These units represent performance based restricted stock units issued under our 2012 Omnibus Incentive Plan. Such awards are subject to a performance period and a performance achievement (either earnings before interest, taxes, depreciation and amortization (“EBITDA”) or Total Shareholder Return). The performance based restricted stock units are subject to three-year cliff vesting. The disclosed number of unearned units is based upon a target level of performance achievement.
(5)	The stock options attributed to Mr. Dunn are held through limited partnerships over which Mr. Dunn shares voting and dispositive control.

Option Exercises and Stock Vested

The following table sets forth information concerning exercises of stock options and vesting of restricted stock of each of our named executive officers during fiscal 2015:

Option Exercises and Stock Vested—2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Byron A. Dunn	—	$—	58,218	$362,698
Edward S. Jacob, III	—	$—	43,213	$252,081
Philip A. Choyce	—	$—	28,782	$179,312

(1)	Value determined based upon the closing price of our common stock on the applicable vesting date.

Employment, Severance or Change in Control Agreements with Named Executive Officers

We have entered into employment agreements with each of our Named Executive Officers. In connection with the completion of our IPO, we amended and restated our employment agreements with each of our Named

Executive Officers on August 13, 2014. Under the terms of the amended and restated employment agreements, Messrs. Dunn, Jacob and Choyce are paid annual salaries of $464,000, $353,000 and $319,000, respectively and are eligible to receive target bonuses, payable at the discretion of the Board equal to 100%, 90% and 70%, respectively, of their annual salaries. Each employment agreement is for a term of three years; provided, however, that if neither the Company nor the employee has provided written notice of termination at least one year prior to the scheduled expiration of the then current term of the agreement (the “renewal date”), the employment term automatically extends for one additional year, so as to expire two years from such renewal date.

Each of our Named Executive Officers is subject to a non-compete agreement restricting such officer from competing in the U.S. land contract drilling industry for a period of 12 months following termination of employment.

Under the Named Executive Officer’s employment agreements, each officer is entitled to receive a severance payment in the event such officer’s employment is terminated by the Company without “cause” or by the executive for “good reason.” Such severance payment will be payable in a lump sum and will be equal to the following:

•	all accrued and unpaid salary and prior fiscal year bonus earned but not paid as of the date of termination;

•	a pro rata portion of the executive officer’s target bonus for the fiscal year in which termination of employment occurs; and

•	two (2) times the sum of (x) the executive officer’s annual base salary in effect at the time of termination of employment and (y) the executive officer’s target annual bonus; provided however, if Mr. Dunn’s termination is in connection with a change of control, he will receive three (3) times the sum of (x) his annual base salary in effect at the time of termination of employment and (y) his target annual bonus

Under the employment agreements, “cause” is deemed to exist if any of the following occurs:

•	willful and continued failure to comply with the reasonable written directives of the Company for a period of thirty (30) days after written notice from the Company;

•	willful and persistent inattention to duties for a period of thirty (30) days after written notice from the Company, or the commission of acts within employment with the Company amounting to gross negligence or willful misconduct;

•	misappropriation of funds or property of the Company or committing any fraud against the Company or against any other person or entity in the course of employment with the Company;

•	misappropriation of any corporate opportunity, or otherwise obtaining personal profit from any transaction which is adverse to the interests of the Company or to the benefits of which the Company is entitled;

•	conviction of a felony involving moral turpitude;

•	willful failure to comply in any material respect with the terms of the employment agreement and such non-compliance continues uncured after thirty (30) days after written notice from the Company; or

•	chronic substance abuse, including abuse of alcohol, drugs or other substances or use of illegal narcotics or substances, for which the executive officer fails to undertake treatment immediately after requested by the Company or to complete such treatment and which abuse continues or resumes after such treatment period, or possession of illegal narcotics or substances on Company premises or while performing the executive officer’s duties and responsibilities.

Under the employment agreements, “good reason” is deemed to exist if any of the following occurs:

•	any action or inaction that constitutes a material breach by the Company of the employment agreement and such action or inaction continues uncured after thirty (30) days following written notice from the executive officer;

•	the assignment to the executive officer of any duties inconsistent in any respect with the executive officer’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by the employment agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company within 30 days of receipt of written notice thereof given by the executive officer;

•	any failure by the Company to comply with the payment provisions of the employment agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company as soon as reasonable possible, but no later than 30 days after receipt of written notice thereof given by the executive officer;

•	a change in the geographic location at which the executive officer must perform services to a location more than fifty (50) miles from Houston, Texas or the location at which the executive officer normally performs such services as of the date of the employment agreement; or

•	in the event a change of control has occurred, the assignment to the executive officer to any position (including status, offices, titles and reporting requirements), authority, duties or responsibilities that are not (A) as a senior executive officer with the ultimate parent company of the entity surviving or resulting from such change of control and (B) substantially identical to the executive officer’s position (including status, offices, titles and reporting requirements), authority, duties and responsibilities as contemplated by the employment agreement.

2012 Omnibus Incentive Plan

Our Board has adopted, and our stockholders have approved, the Independence Contract Drilling 2012 Omnibus Incentive Plan (the “2012 Plan”). Our 2012 Plan provides for the grant of options to purchase our common stock, both incentive options that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code and nonqualified options that are not intended to satisfy such requirements, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, other stock-based awards and certain cash awards.

As of April 29, 2016, we had authorized and reserved for issuance under our 2012 Plan approximately 3.5 million shares of our common stock, including 794,630 outstanding shares under restricted stock awards, 884,764 shares under restricted stock unit awards, 786,305 shares under performance based restricted stock unit awards assuming the maximum number of shares are awarded, and 956,653 shares under stock options to purchase our common stock. There are currently 31,648 additional shares of common stock available for grant under the 2012 Plan.

Our employees are eligible to receive awards under our 2012 Plan. In addition, (1) the non-employee directors of our Company and (2) the consultants, agents, representatives, advisors and independent contractors who render services to our Company and its affiliates that are not in connection with the offer and sale of our Company’s securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for our Company’s securities are eligible to receive awards settled in shares of our common stock, other than incentive stock options, under our 2012 Plan.

Our Board administers our 2012 Plan with respect to awards to non-employee directors, and our Compensation Committee administers our 2012 Plan with respect to awards to employees and other non-employee service providers other than non-employee directors. In administering awards under our 2012 Plan, our

Board or the Compensation Committee, as applicable, has the power to determine the terms of the awards granted under our 2012 Plan, including the exercise price, the number of shares subject to each award and the exercisability of the awards. The Compensation Committee also has full power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the plan.

Indemnification Agreements

We have also entered into indemnification agreements with all of our directors and our Named Executive Officers. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

The indemnification agreements cover expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that such person, in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. The indemnification agreements generally cover claims relating to the fact that the indemnified party is or was an officer, director, employee or agent of us or any of our affiliates, or is or was serving at our request in such a position for another entity. The indemnification agreements also obligate us to promptly advance all reasonable expenses incurred in connection with any claim. The indemnitee is, in turn, obligated to reimburse us for all amounts so advanced if it is later determined that the indemnitee is not entitled to indemnification. The indemnification provided under the indemnification agreements is not exclusive of any other indemnity rights; however, double payment to the indemnitee is prohibited.

We are not obligated to indemnify the indemnitee with respect to claims brought by the indemnitee against us, except for:

•	claims regarding the indemnitee’s rights under the indemnification agreement;

•	claims to enforce a right to indemnification under any statute or law; and

•	counter-claims against us in a proceeding brought by us against the indemnitee.

We have also agreed to obtain and maintain director and officer liability insurance for the benefit of each of the above indemnitees. These policies include coverage for losses for wrongful acts and omissions and to ensure our performance under the indemnification agreements. Each of the indemnitees is named as an insured under such policies and provided with the same rights and benefits as are accorded to the most favorably insured of our directors and officers.

Compensation Committee Membership

During 2015, Messrs. Bates, Einav and McNease served on our Compensation Committee. No member of the Compensation Committee has served as an officer or employee of the Company. None of the members of the Compensation Committee has had any substantial business dealings with the Company. None of our executive officers are now, or at any time has been, a member of the compensation committee or board of directors of another entity, one of whose executive officers has been a member of the Compensation Committee of our Board.

Director Compensation

We currently provide independent members of our Board with an annual retainer in the amount of $35,000 payable in quarterly installments. Each director also receives $1,500 per Board or committee meeting attended in person and $1,500 per board or committee meeting attended telephonically. The chairman of the Board is provided with an annual retainer of $20,000 payable in quarterly installments and the chairman of each Board committee is provided with the following annual retainers payable in quarterly installments: $15,000 (audit), $10,000 (compensation) and $10,000 (nominating and governance). We reimburse directors for travel and lodging expenses incurred in connection with their attendance at meetings.

Independent directors are eligible to receive equity compensation awards under our 2012 Plan. No awards were granted to directors in 2015.

The following table summarizes, with respect to our directors, information relating to the compensation earned for services rendered in all capacities during the fiscal year ended December 31, 2015.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Thomas R. Bates, Jr.	$79,000	$—	$79,000
Matthew D. Fitzgerald	$72,500	$—	$72,500
Daniel F. McNease	$70,500	$—	$70,500
Tighe A. Noonan(1)	$45,500	$—	$45,500
Arthur Einav(1)	$69,000	$—	$69,000

(1)	Cash fees due to Mr. Noonan and Mr. Einav were assigned to 4D Global Energy Investments plc and Sprott Resource Partnership, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 29, 2016, for: (1) each person known by us to beneficially own more than 5% of our common stock; (2) each of our directors and director nominees; (3) each of our named executive officers (as such term is defined by the SEC); and (4) all directors and executive officers as a group.

Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The number of shares beneficially owned, the shares acquirable within 60 days and the percentages of beneficial ownership are based on 37,628,659 shares of common stock outstanding as of April 29, 2016, the number of shares owned on April 29, 2016 and the number of shares acquirable within 60 days of April 29, 2016 by the named person assuming no other person exercised options, with the exception of the amounts reported in filings on Schedule 13G or 13D, which amounts are based on holdings as of December 31, 2015, or as otherwise disclosed in such filings or the footnotes below.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.

Name and Address of Beneficial Owners(1)(2)	Shares Beneficially Owned(3)	Shares Acquirable within 60 days(4)	Total	Percent of Common Stock Beneficially Owned
5% Stockholders:
Sprott Resource Corp.(5)	4,537,272	—	4,537,272	12.1%
4D Global Energy Advisors SAS(6)	2,562,500	—	2,562,500	6.8%
Lime Rock Partners III, L.P.(7)	2,119,500	—	2,119,500	5.6%
Jennison Associates LLC(8)	2,498,066	—	2,498,066	6.6%
Prudential Financial, Inc.(8)(9)	2,499,166	—	2,499,166	6.6%
FMR LLC(10)	3,468,613	—	3,468,613	9.2%

Directors and Named Executive Officers:
Thomas R. Bates, Jr.(11)	30,122	—	30,122	*
Byron A. Dunn(12)	343,206	400,350	743,556	2.0%
Arthur Einav(5)(13)	8,182	—	8,182	*
Matthew D. Fitzgerald(14)	23,122	—	23,122	*
Edward S. Jacob, III(15)	132,343	89,490	221,833	*
Daniel F. McNease(16)	20,122	—	20,122	*
Tighe A. Noonan(6)(17)	2,570,682	—	2,570,682	6.8%
Philip A. Choyce(18)	153,048	157,000	310,048	*

All Directors and Executive Officers as a Group (13 persons):	3,468,589	841,073	4,309,662	11.5%

*	Less than 1%.
(1)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, through a trust or proxy, prevents the person from having beneficial ownership.
(2)	The address for each Named Executive Officer and director set forth in the table, unless otherwise indicated, is c/o Independence Contract Drilling, Inc., 11601 N. Galayda Street, Houston, Texas 77086.
(3)	Amounts shown include common stock and restricted stock awards beneficially owned as of April 29, 2016, with the exception of the amounts reported in filings on Schedule 13G or 13D, which amounts are based on holdings as of December 31, 2015, or as otherwise disclosed in such filings. Where unvested restricted stock awards have been included, a footnote has been provided to set forth the unvested amount and the vesting schedule for such shares. Performance based restricted stock units that have been granted, but not yet earned, have been excluded from this figure.
(4)	Reflects the number of shares that could be purchased upon the exercise of options, warrants or other right of conversion held by the named person as of April 29, 2016 or within 60 days of April 29, 2016.
(5)

As reported on Schedule 13D as of August 13, 2014 and filed with the SEC on August 21, 2014, Sprott Resources Corp. (“Sprott”) has sole voting power over 4,525,000 shares and sole dispositive power of 4,525,000 shares. The shares Sprott is deemed to beneficially own and have sole voting and dispositive power over are directly owned by Sprott Resource Partnership, a general partnership controlled by Sprott. Sprott’s business address is Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2750, P.O. Box 90, Toronto, Ontario M5J 2J2. A member of our Board, Arthur Einav, is a Managing Director and the General

Counsel and Corporate Secretary at Sprott. Mr. Einav expressly disclaims beneficial ownership over the shares, beneficially owned by Sprott except to the extent of his pecuniary interest therein.
(6)	As reported on Schedule 13G as of August 7, 2014 and filed with the SEC on August 18, 2014, 4D Global Energy Advisors SAS (“4D”) has shared voting power over 2,562,500 shares and shared dispositive power of 2,562,500 shares. The shares 4D may be deemed to beneficially own and have shared voting and dispositive power over are directly held by 4D Global Energy Investments plc, which 4D is the appointed Alternative Investment Fund Advisor of. In addition, one of our directors, Tighe Noonan, may be deemed a beneficial owner of these shares due to his position as the general manager of 4D. Mr. Noonan and 4D expressly disclaim beneficial ownership of these securities. 4D’s business address is 15 rue de La Baume, Paris, France 75008.
(7)	As reported on Schedule 13G/A as of December 31, 2015 and filed with the SEC on February 16, 2016, Lime Rock Partners III, LP (“Lime Rock”) directly holds 549,500 shares of our common stock. LRP GP III, Inc. (“LRP GP”) is the general partner of Lime Rock Partners GP III, L.P. (“Lime Rock Partners GP”), which is the general partner of Lime Rock. John T. Reynolds (“Reynolds”) and Jonathan C. Farber (“Farber”) are the sole directors of LRP GP. Global Energy Services Operating, LLC (“GES”) directly holds 1,570,000 shares of our common stock. GES Global Energy Services, Inc. (“GES Corp.”) directly owns 100% of the equity interests of GES. IDM Delaware, Inc. (f/k/a IDM Group, Ltd.) (“IDM”) directly owns 100% of the equity interests of GES Corp. Lime Rock owns a majority of the equity interests in IDM. Therefore, Lime Rock, LRP GP, Lime Rock Partners GP, Reynolds and Farber may be deemed to share the right to dispose of or to direct the disposition of and may be deemed to share the power to vote or direct the vote of 1,570,000 shares of our common stock through its indirect ownership of GES. IDM, GES Corp, Lime Rock, LRP GP, Lime Rock Partners GP, Reynolds and Farber each disclaim beneficial ownership of the reported shares of our common stock except to the extent of such person’s pecuniary interest therein, and the Schedule 13G shall not be deemed an admission that IDM, GES Corp, Lime Rock, LRP GP, Lime Rock Partners GP, Reynolds and Farber are the beneficial owners of the reported common stock for the purposes of Section 13(d) of the Exchange Act or any other purpose. Lime Rock, Farber and Reynolds’s business address is 274 Riverside Avenue, Westport, CT 06880.
(8)	As reported on Schedule 13G/A as of December 31, 2015 and filed with the SEC on February 15, 2016, Jennison Associates LLC (“Jennison”) has sole voting power over 2,498,066 shares and shared dispositive power of 2,498,066 shares. Jennison furnishes investment advice to several investment companies, insurance separate accounts and institutional clients (the “Jennison Managed Portfolios”). As a result of its role as an investment advisor of the Jennison Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares of our common stock owned by such Jennison Managed Portfolios. Prudential Financial, Inc. (“Prudential”) indirectly owns 100% of the equity interests in Jennison and may, therefore, be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to our common stock owned by the Jennison Managed Portfolios. Jennison and Prudential did not file a joint Schedule 13G/A, and as such, shares reported as beneficially owned by Jennison on its Schedule 13G/A may also be reported as beneficially owned by Prudential on the 13G/A filed by Prudential. Jennison’s business address is 466 Lexington Avenue, New York, New York 10017.
(9)	As reported on Schedule 13G/A as of December 31, 2015 and filed with the SEC on January 28, 2016, Prudential has sole voting power over 1,100 shares, shared voting power over 2,498,066 shares, sole dispositive power of 1,100 shares and shared dispositive power of 2,498,066 shares. The shares Prudential may be deemed to beneficially own are held through its parent/subsidiary relationship with Jennison and Quantitative Management Associates LLC. Prudential’s filing should not be construed as an admission that Prudential is, for purposes of Section 13 or 16 of the Exchange Act, the beneficial owner of the shares. Prudential’s business address is 751 Broad Street, Newark, New Jersey, 07102.
(10)

Amounts reported do not reflect any shares that may have been beneficially acquired by FMR in connection with the Company’s recent public offering of common stock that closed April 26, 2016. As reported on Schedule 13G/A as of December 31, 2015 and filed with the SEC on February 12, 2016, FMR LLC (“FMR”) has sole dispositive power of 3,468,613 shares. The shares FMR may be deemed to beneficially own are held through certain of its affiliates and subsidiaries and other companies. Members of the family of

Edward C. Johnson, III, including Abigail P. Johnson, through their ownership of voting common shares and the execution of a shareholder’s voting agreement, may be deemed to form a controlling group with respect to FMR. Neither FMR nor Edward C. Johnson, III, nor Abigail P. Johnson has sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) and advised by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, which power overrides the Fidelity Funds’ boards of trustees. Fidelity Management & Research Company carries out voting of shares under written guidelines established by the Fidelity Funds’ board of trustees. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210.
(11)	Includes 8,182 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Bates with voting rights and will vest ratably on each of August 20, 2016 and August 20, 2017. Excludes 17,500 shares underlying restricted stock units that will not vest until February 22, 2017.
(12)	Shares acquirable within 60 days include options to purchase 400,350 shares of common stock that are exercisable within 60 days of April 29, 2016. Includes 78,500 shares owned by A2L, Ltd, over which Mr. Dunn shares voting and dispositive control, 105,975 shares of common stock owned by Field Rock Partners, Limited Partnership, over which Mr. Dunn shares voting and dispositive control and 116,436 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Dunn with voting rights and will vest ratably on each of August 13, 2016 and August 13, 2017. Excludes 240,000 shares of common stock underlying restricted stock units that will vest ratably on each of February 22, 2017, February 22, 2018 and February 22, 2019. Also excludes 232,872 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics, on August 13, 2017 and 40,335 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics, on February 22, 2019.
(13)	Excludes 4,525,000 shares owned by Sprott, for whom Mr. Einav serves as an executive officer, because Mr. Einav does not have sole or shared voting or dispositive power over the shares beneficially owned by Sprott. Includes 8,182 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Einav with voting rights and will vest ratably on each of August 20, 2016 and August 20, 2017. Excludes 17,500 shares underlying restricted stock units that will not vest until February 22, 2017.
(14)	Includes 8,182 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Fitzgerald with voting rights and will vest ratably on each of August 20, 2016 and August 20, 2017. Excludes 17,500 shares underlying restricted stock units that will not vest until February 22, 2017.
(15)	Shares acquirable within 60 days includes options to purchase 89,490 shares of common stock that are exercisable within 60 days of April 29, 2016, and excludes options to purchase 29,830 shares of common stock that are not exercisable within 60 days of April 29, 2016. Includes 57,382 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Jacob with voting rights and will vest ratably on August 13, 2016 and August 13, 2017. Also includes 19,363 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Jacob with voting rights and will vest ratably on December 31, 2016. Excludes 120,000 shares of common stock underlying restricted stock units that will vest ratably on each of February 22, 2017, February 22, 2018 and February 22, 2019. Also excludes 114,760 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics on August 13, 2017 and 20,175 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics, on February 22, 2019.
(16)	Includes 8,182 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. McNease with voting rights and will vest ratably on each of August 20, 2016 and August 20, 2017. Excludes 17,500 shares underlying restricted stock units that will not vest until February 22, 2017.
(17)

Includes 2,562,500 shares that Mr. Noonan may be deemed to beneficially own through his indirect ownership and position as founding shareholder Partner of 4D. Mr. Noonan expressly disclaims beneficial ownership of these securities, except to the extent of his primary interest therein. Excludes shares owned by GES, of which Mr. Noonan is a director of the ultimate parent, because Mr. Noonan does not have sole or shared voting or dispositive power over the shares beneficially owned by GES. Includes 8,182 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Noonan with voting rights and will vest ratably on each of August 20, 2016 and August 20, 2017. Excludes 17,500 shares underlying restricted stock units that will not vest until February 22, 2017.
(18)	Shares acquirable within 60 days includes options to purchase 157,000 shares of common stock that are exercisable within 60 days of April 29, 2016. Includes 57,563 shares of restricted stock that will not vest within 60 days of April 29, 2016, but which provide Mr. Choyce with voting rights and will vest ratably on August 13, 2016 and August 13, 2017. Excludes 110,000 shares of common stock underlying restricted stock units that will vest ratably on each of February 22, 2017, February 22, 2018 and February 22, 2019. Also excludes 115,124 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics, on August 13, 2017 and 18,495 shares of common stock underlying performance restricted stock units that may potentially vest, based upon achievement of performance metrics, on February 22, 2019.

Securities Authorized for Issuance Under Our Equity Compensation Plan

The following sets forth certain information regarding our equity compensation plan as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	956,653	$12.74	31,648
Equity compensation plans not approved by security holders	—	—	—
Total	956,653	12.74	31,648

(1)	Represents our 2012 Omnibus Incentive Plan. For additional information, see “Executive Compensation—2012 Omnibus Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Policies and Procedures for Identifying, Assessing and Approving Related Person Transactions

We maintain a “Related Person Transaction Policy” that provides guidelines for the review and approval of certain transactions, arrangements or relationships involving the Company and any of our directors (or nominees for director), executive officers, stockholder owing more than 5% of the Company and any immediate family members of any such person (“Related Person”). As a general matter, we discourage such “related person transactions” because they present a heightened risk of potential or actual conflicts of interest and may create the appearance that decisions are based on considerations other than the best interest of the Company and its stockholders. Such related person transactions are also subject to our Conflicts of Interest Policy and our Codes of Business Conduct and Ethics, which restrict the ability of our directors, officers and employees to engage in business or conduct or entering into any agreement or arrangement that would give rise to an actual or potential conflict of interest. See “Corporate Governance” above for additional information on each of these governance policies. Each year, we are required to disclose certain transactions between the Company and a Related Person, as well as our policies concerning related person transactions. Our Related Person Transaction Policy is intended to assist us in complying with the disclosure obligations concerning these transactions under applicable SEC rules.

Pursuant to our Related Person Transaction Policy, the Nominating and Corporate Governance Committee is generally required to review the material facts and either approve or disapprove, those related party transactions, in which (1) the aggregate amount involved exceeds, or is expected to exceed, $120,000 in any calendar year and (2) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director of, or holding less than a 10% beneficial ownership interest in, another entity). Thereafter, on at least an annual basis, the Nominating and Corporate Governance Committee is required to review and assess any ongoing transaction, arrangement or relationship with the Related Person to confirm that such transaction, arrangement or relationship remains appropriate. Any member of the Nominating and Corporate Governance Committee who is a Related Person with respect to the transaction will be recused from the review and approval process.

We annually distribute a questionnaire to our executive officers and directors requesting certain information regarding, among other things, their immediate family members, employment and beneficial ownership interests. This information is then reviewed for any conflicts of interest under the Conflicts of Interest Policy, the Codes of Business Conduct and Ethics and the Related Person Transaction Policy. Additionally, the Nominating & Governance Committee and the Board review any related person transactions involving non-employee directors as part of the annual determination of their independence.

Related Person Transactions

Since January 1, 2016, we have not entered into any transactions with related persons requiring disclosure under Item 404 of Regulation S-K, except that the son of our President and Chief Operating Officer began working in a sales capacity at, and became a minority owner of, a vendor from which we purchase oilfield equipment and related supplies. Total purchases from this vendor during 2015 were $148,000. Transactions with this vendor were approved in accordance with our Related Person Transaction Policy.

Director Independence

Our Board has determined that Messrs. Bates, Einav, Fitzgerald, McNease and Noonan are each independent under the listing standards of the NYSE. Messrs. Dunn and Jacob are not considered independent due to their current employment relationship with us.

In evaluating each director’s independence, the Board considered all of the objective independence standards under any applicable NYSE listing standards and SEC rules as well as subjectively considered each of our directors’ direct and indirect relationships with the Company, including the following:

•	Mr. Einav’s position as Managing Director, General Counsel and Corporate Secretary at Sprott Resources Corp. (“Sprott”) and Sprott’s business relationships with the Company during the last three fiscal years;

•	Mr. McNease’s position as a director of AXON EP, Inc. (“AXON”) and AXON’s business relationship with the Company during the last three fiscal years;

•	Mr. Noonan’s position as a founding shareholder partner and partner of 4D Global Energy Advisors SAS (“4D”) and 4D’s business relationship with the Company, 4D’s business relationships and Mr. Noonan’s position as a director of the ultimate parent of Global Energy Services Operating, LLC (“GES”) and GES’s business relationships with the Company during the last three fiscal years;

•	Mr. Bates’ former position as a director of the ultimate parent of GES and GES’s business relationship with the Company during the last three fiscal years; and

•	Mr. Fitzgerald’s former position as a director of Rosetta Resources Inc. (“Rosetta”) and Rosetta’s business relationship with the Company during the last three fiscal years.

Item 14.	Principal Accounting Fees and Services

Audit and Other Fee Information

Set forth below is a summary of certain fees paid to BDO USA, LLP, (“BDO”) for services related to the fiscal year ended December 31, 2015.

Year Ended December 31, 2015
Audit Fees(1)	$295,970
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$295,970

(1)	“Audit Fees” consisted of amounts incurred for services performed in association with our annual financial statement audit, review of financial statements included in our Quarterly Reports on Form 10-Q, the filing of our registration statements, including our Form S-3 Shelf registration statement, and other services normally provided by the Company’s independent registered public accounting firm in connection with regulatory filings or engagements for the fiscal year shown.

Set forth below is a summary of certain fees paid to PricewaterhouseCoopers LLP (“PWC”), our auditors with respect to our 2014 financial statements, for services related to the fiscal years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$20,000	$1,074,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$20,000	$1,074,500

(1)	“Audit Fees” consisted of amounts incurred for services performed in association with our annual financial statement audit, review of financial statements included in our Quarterly Reports on Form 10-Q, the filing of our registration statements, including our Form S-1 related to our initial public offering and Form S-3 shelf registration statement, and other services normally provided by the Company’s independent registered public accounting firm in connection with regulatory filings or engagements for the fiscal year shown.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

The charter of the Audit Committee requires that the Audit Committee pre-approve all audit services and, subject to any applicable exceptions, any permissible non-audit services to be performed for the Company by BDO. The Audit Committee may delegate this authority to one or more members of the Audit Committee and such delegate(s) must present their pre-approval decisions to the Audit Committee at its next meeting. The charter of the Audit Committee also requires that the Audit Committee confirm that BDO is not engaged to perform any of the non-audit services set forth in an exhibit to the Audit Committee charter. For the year ended December 31, 2015, the Audit Committee pre-approved 100% of the services described above opposite the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index below and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 29, 2016.

INDEPENDENCE CONTRACT DRILLING, INC.

By:	/s/ Byron A. Dunn
Byron A. Dunn
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein

3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)

3.2	Amended and Restated Bylaws of Independence Contract Drilling	Incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

4.2	Warrant to Purchase Common Stock of Independence Contract Drilling, Inc., dated March 2, 2012	Incorporated herein by reference to Exhibit 4.2 of the Draft Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on May 13, 2014 (377-00611)

4.3	Form of Senior Indenture	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)

4.4	Form of Subordinated Indenture	Incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)

10.1	Registration Rights Agreement by and among Independence Contract Drilling, Inc., FBR Capital Markets & Co., Sprott Resource Partnership, Independence Contract Drilling LLC, 4D Global Energy Investments plc and Global Energy Services Operating, LLC, dated March 2, 2012	Incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on June 19, 2014 (Registration No. 333-196914)

10.2	Acknowledgement and Registration Rights Agreement, entered into as of July 17, 2014, by and among Independence Contract Drilling, Inc., FBR Capital Markets & Co., Sprott Resource Partnership, Independence Contract Drilling LLC, and Global Energy Services Operating, LLC	Incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.3	Credit Agreement, dated effective as of May 10, 2013, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC, as Administrative Agent, Collateral Agent, and Swingline Lender	Incorporated herein by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.4	First Amendment to Credit Agreement, dated effective as of February 21, 2014, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC, as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender	Incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.5	Second Amendment to Credit Agreement, dated effective as of May 12, 2014, by and among Independence Contract Drilling, Inc., the Required Lenders party thereto and CIT Finance LLC, as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender	Incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.6	Amended and Restated Credit Agreement, dated as of November 5, 2014, among Independence Contract Drilling, Inc., the Lenders Party thereto and CIT Finance LLC as Administrative Agent, Collateral Agent, and Swingline Lender	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 6, 2014 (File No. 001-36590)

10.7	First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2015 (File No. 001-36590)

10.8	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 11, 2015 (File No. 001-36590)

10.9	Third Amendment to Amended and Restated Credit Agreement, dated as of October 20, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc, on October 21, 2015 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.10	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Byron A. Dunn, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)

10.11	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Edward S. Jacob, III, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)

10.12	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)

10.13	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Dave C. Brown, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)

10.14	Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)

10.15	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.16	Form of Nonqualified Stock Option Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.17	Form of Restricted Stock Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.18	Form of Nonqualified Stock Option Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.19	Form of Performance Unit Award Agreement Total Shareholder Return	Incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.20	Form of Performance Unit Award Agreement Cumulative EBITDA	Incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.21	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated April 7, 2015	Incorporated by reference herein to Exhibit 16.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on April 7, 2015 (File No. 001-36590)

23.1	Consent of BDO USA, LLP	Incorporated by reference herein to Exhibit 23.1 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

23.2	Consent of PricewaterhouseCoopers LLC	Incorporated by reference herein to Exhibit 23.2 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Incorporated by Reference Herein

101.INS	XBRL Instance Document	Incorporated by reference herein to Exhibit 101.INS of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference herein to Exhibit 101.SCH of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference herein to Exhibit 101.CAL of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference herein to Exhibit 101.DEF of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Incorporated by reference herein to Exhibit 101.LAB of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference herein to Exhibit 101.PRE of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 18, 2016 (File No. 001-36590)

*	Filed herewith.
**	Furnished, not filed
H	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.