Form 10-Q
period 2016-09-30
Independence Contract Drilling, Inc.
filed 2016-10-26
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
37,606,508 shares of the registrant’s Common Stock were outstanding as of October 25, 2016.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$7,912	$5,344
Accounts receivable, net	8,965	18,240
Inventory	2,537	2,317
Prepaid expenses and other current assets	3,043	3,436
Total current assets	22,457	29,337
Property, plant and equipment, net	281,494	283,378
Other long-term assets, net	1,178	2,074
Total assets	$305,129	$314,789
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$439	$—
Accounts payable	7,975	8,584
Accrued liabilities	6,214	10,206
Total current liabilities	14,628	18,790
Long-term debt	23,362	62,708
Deferred income taxes	261	193
Other long-term liabilities	100	361
Total liabilities	38,351	82,052
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 37,808,242 and 24,539,937 shares issued, respectively; and 37,606,508 and 24,403,659 shares outstanding, respectively	376	244
Additional paid-in capital	323,005	276,948
Accumulated deficit	(54,972)	(43,169)
Treasury stock, at cost, 201,734 and 136,278 shares, respectively	(1,631)	(1,286)
Total stockholders’ equity	266,778	232,737
Total liabilities and stockholders’ equity	$305,129	$314,789

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$14,464	$21,344	$52,074	$64,732
Costs and expenses
Operating costs	11,246	12,526	31,211	37,689
Selling, general and administrative	3,242	3,756	11,868	11,338
Depreciation and amortization	6,010	5,635	17,651	15,093
Insurance recoveries, net	—	—	—	(841)
Loss on disposition of assets, net	676	2,268	588	2,602
Total costs and expenses	21,174	24,185	61,318	65,881
Operating loss	(6,710)	(2,841)	(9,244)	(1,149)
Interest expense	(456)	(862)	(2,492)	(1,891)
Loss before income taxes	(7,166)	(3,703)	(11,736)	(3,040)
Income tax expense (benefit)	32	(326)	67	(386)
Net loss	$(7,198)	$(3,377)	$(11,803)	$(2,654)
Net loss per share:
Basic and diluted	$(0.19)	$(0.14)	$(0.37)	$(0.11)
Weighted average number of common shares outstanding:
Basic and diluted	37,387	23,920	31,670	23,874

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statement of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2015	24,403,659	$244	$276,948	$(43,169)	$(1,286)	$232,737
Restricted stock forfeited	(8,182)	—	—	—	—	—
Restricted stock units vested	51,487	—	—	—	—	—
Purchase of treasury stock	(65,456)	—	—	—	(345)	(345)
Public offering, net of offering costs of $3,305	13,225,000	132	42,788	—	—	42,920
Stock-based compensation	—	—	3,269	—	—	3,269
Net loss	—	—	—	(11,803)	—	(11,803)
Balances at September 30, 2016	37,606,508	$376	$323,005	$(54,972)	$(1,631)	$266,778

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(11,803)	$(2,654)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	17,651	15,093
Insurance recoveries, net	—	(841)
Stock-based compensation	3,336	2,472
Stock-based compensation - executive retirement	(67)	—
Loss on disposition of assets, net	588	2,602
Deferred income taxes	68	129
Amortization of deferred financing costs	408	482
Write-off of deferred financing costs	504	—
Bad debt expense	—	80
Changes in operating assets and liabilities
Accounts receivable	9,275	3,719
Inventory	(227)	(317)
Prepaid expenses and other assets	244	(2,246)
Accounts payable and accrued liabilities	(3,325)	3,416
Income taxes payable	—	(408)
Net cash provided by operating activities	16,652	21,527
Cash flows from investing activities
Purchases of property, plant and equipment	(17,331)	(67,665)
Proceeds from insurance claims	188	2,899
Proceeds from the sale of property, plant and equipment	864	351
Net cash used in investing activities	(16,279)	(64,415)
Cash flows from financing activities
Borrowings under credit facility	42,391	116,479
Repayments under credit facility	(82,129)	(78,534)
Public offering proceeds, net of offering costs of $3,305	42,920	—
Purchase of treasury stock	(345)	(239)
Financing costs paid	(217)	(187)
Payments for capital lease obligations	(425)	—
Net cash provided by financing activities	2,195	37,519
Net increase (decrease) in cash and cash equivalents	2,568	(5,369)
Cash and cash equivalents
Beginning of period	5,344	10,757
End of period	$7,912	$5,388
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,758	$2,272
Cash (received) paid during the period for income taxes	$(133)	$135
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized as property, plant and equipment	$—	$652
Change in property, plant and equipment purchases in accounts payable	$(1,537)	$(12,918)
Additions to property, plant and equipment through capital leases	$1,256	$—
The accompanying notes are an integral part of these financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations
Independence Contract Drilling, Inc. (“we,” “us,” “our,” the “Company” or “ICD”) was incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium rig fleet comprised entirely of technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. We are focused on creating stockholder and customer value through our commitment to operational excellence and our focus on safety.
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
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are predominantly operating in the Permian Basin, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well. Two of our rigs mobilized for operations in Louisiana in the third quarter of 2016.

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

Current Oil and Gas Prices and Drilling Activity

Oil prices began to decline in the second half of 2014 and declined further during 2015 and 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015, and was $50.35 on October 14, 2016 (WTI spot price as reported by the United States Energy Information Administration). Despite the recent moderate upturn in oil prices, our industry is still experiencing an exceptional overall downturn, market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that the remainder of 2016 will continue to be a challenging year for ICD and our industry.

We believe the vast majority of exploration and production ("E&P") companies, including our customers, have significantly reduced their 2016 capital spending plans compared to 2015 levels. The initial impact of these spending reductions is evidenced by the published rig counts which are below their peak in October 2014, and we believe the rig count in the United States could decline further in 2016 if oil and gas prices fall meaningfully below current levels.

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

Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller® rig, and that premium operations such as ours have been less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller® rig. During the third quarter of 2016, our premium drilling fleet operated at 65% utilization.  However, recent commodity price improvements have begun to reverse this downward trend, and subsequent to the third quarter of 2016, we signed two one-year term contracts with expected rig activations at the end of the year.
Certain Assets Will Be Designated as for Sale
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  These non-standard items, while fully functional, and in some cases still being used, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment, or exchange it for our standard equipment, and we intend to monetize or exchange and replace these assets during the remainder of 2016 or 2017. In connection with these sales or exchanges, due to the change in the estimated usage and holding period for these assets, we will likely record a fourth quarter non-cash charge currently expected to be approximately $4.0 million, subject to the realized sales price or the nature of the disposition. We intend to use the cash generated through these sales, or equipment gained through exchanges, to further upgrade and standardize our fleet. Since the held-for-sale criteria was not met as of September 30, 2016, such assets have been classified as held-and-used on our September 30, 2016 balance sheet.
Retirement and Resignation of Edward S. Jacob, III
On June 10, 2016, ICD and Edward S. Jacob, III, our President and Chief Operating Officer, announced his retirement as an officer of ICD effective June 30, 2016. ICD and Mr. Jacob also announced his resignation as director of ICD effective on June 30, 2016.  In connection with Mr. Jacob’s retirement, ICD and Mr. Jacob entered into a Retirement Agreement on June 9, 2016 (the “Retirement Agreement”), setting out certain terms and conditions governing Mr. Jacob’s retirement. Under the terms of the Retirement Agreement, we agreed to make certain retirement benefits available to Mr. Jacob, including a cash retirement payment of approximately $1.5 million to be paid in one lump sum on January 2, 2017 and accelerated vesting of certain outstanding equity awards.  The retirement payment and the impact from the accelerated vesting of equity awards were recorded as accrued salaries in our balance sheet and as selling, general and administrative expense in our statements of operations as of and for the quarter ended June 30, 2016.

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
Interim results for the three and nine months ended September 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.
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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements.

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
In August 2016, the FASB issued an accounting standards update to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our financial statements.

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

Level 2
Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets or liabilities; and

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
The fair value of our revolving debt is determined by Level 3 measurements based on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 4.8%. The fair value of our lease obligations is determined using level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt totaled $23.8 million and $59.7 million as of September 30, 2016 and December 31, 2015, respectively, compared to a carrying amount of $23.4 million and $62.7 million as of September 30, 2016 and December 31, 2015, respectively.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

4.	Inventory
All of our inventory as of September 30, 2016 and December 31, 2015 consisted of rig components and supplies.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Accrued salaries and other compensation	$2,310	$2,050
Insurance	753	600
Deferred revenues	1,086	4,591
Property, sales and other taxes	1,908	2,585
Other	157	380
	$6,214	$10,206

6.	Long-term Debt
Our Long-term Debt consisted of the following:

	September 30, 2016	December 31, 2015
Credit facility due November 5, 2018	$22,970	$62,708
Capital lease obligations	831	—
	23,801	62,708
Less: current portion	(439)	—
Long-term debt	$23,362	$62,708
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

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of September 30, 2016, the weighted average interest rate on our borrowings was 5.39%.

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

Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2016 and 2017. At September 30, 2016, our calculated leverage ratio under this covenant was approximately 0.7x.
The Credit Facility provides that an event of default may occur if a material adverse change to ICD occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The Fourth Amendment reduces the requirement for a mandatory lock-box trigger from $15.0 million of availability under the credit facility to $10.0 million of availability under the Credit Facility.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving credit facility has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016.
We had approximately $23.0 million in outstanding borrowings under the Credit Facility at September 30, 2016. Remaining availability under the Credit Facility was $55.0 million at September 30, 2016, based on the amended borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.
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
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 plan was subsequently amended in August 2014 and June 2016. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 4,754,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of September 30, 2016, approximately 1,684,017 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation cost recognized:
Stock options	$9	$74	$81	$362
Restricted stock and restricted stock units	967	893	3,188	2,762
Total stock-based compensation	$976	$967	$3,269	$3,124

No stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2016. Approximately $0.2 million and $0.7 million in stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2015, respectively.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the nine months ended September 30, 2016 or the nine months ended September 30, 2015.
A summary of stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Nine Months Ended September 30, 2016
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	956,653	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	(7,850)	12.74
Outstanding at September 30, 2016	948,803	$12.74
Exercisable at September 30, 2016	948,803	$12.74
A summary of our unvested stock options as of September 30, 2016, and the changes during the nine months then ended is presented below:

	Nine Months Ended September 30, 2016
	Outstanding	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2016	104,143	$3.88
Granted	—	—
Vested	(96,293)	3.92
Forfeited/expired	(7,850)	3.36
Unvested as of September 30, 2016	—	$—
The number of options vested at September 30, 2016 was 948,803 with a weighted average remaining contractual life of 5.7 years and a weighted-average exercise price of $12.74 per share.
As of September 30, 2016, there was no unrecognized compensation cost related to outstanding stock options.

Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock awards is determined based on the fair market value of our shares on the grant date. As of September 30, 2016, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.
A summary of the status of our restricted stock awards as of September 30, 2016, and of changes in restricted stock outstanding during the nine months ended September 30, 2016, is as follows:

	Nine Months Ended September 30, 2016
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2016	388,265	$10.80
Granted	—	—
Vested	(213,554)	11.10
Forfeited	(8,182)	11.15
Outstanding at September 30, 2016	166,529	$10.40
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees and directors under the 2012 Plan. We have granted three year vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to one and a half to two shares of ICD common stock at no cost. Vesting of the market-based RSUs is based on our three year total shareholder return ("TSR") as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA ("CEBITDA"), as defined in the restricted stock unit agreement, over a three year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs at the date of grant. The fair value of the CEBITDA performance-based RSUs was based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2016, there was $3.0 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.0 year.
A summary of the status of our RSUs as of September 30, 2016, and of changes in RSUs outstanding during the nine months ended September 30, 2016, is as follows:

	Nine Months Ended September 30, 2016
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2016	463,413	$12.97
Granted	814,170	4.01
Vested and converted	(60,010)	11.77
Forfeited	(177,825)	6.01
Outstanding at September 30, 2016	1,039,748	$7.22

8.	Stockholders’ Equity and Earnings (Loss) per Share
As of September 30, 2016, we had a total of 37,606,508 shares of common stock, $0.01 par value, outstanding, including 166,529 shares of restricted stock. We also had 201,734 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
Basic loss per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerators and denominators of the basic and diluted loss per share computations is as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss (numerator):	$(7,198)	$(3,377)	$(11,803)	$(2,654)
Net loss per share:
Basic and diluted	$(0.19)	$(0.14)	$(0.37)	$(0.11)
Shares (denominator):
Weighted-average number of shares outstanding - basic	37,387	23,920	31,670	23,874
Net effect of dilutive stock options, warrants and restricted stock units	—	—	—	—
Weighted-average number of shares outstanding - diluted	37,387	23,920	31,670	23,874
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 948,803 during the three and nine months ended September 30, 2016 and 963,196 during the three and nine months ended September 30, 2015. Restricted stock units, which are not participating securities and are excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,039,748 for the three and nine months ended September 30, 2016 and 486,137 for the three and nine months ended September 30, 2015.

9.	Income Taxes
Our effective tax rate was (0.4)% and (0.6)% for the three and nine months ended September 30, 2016, respectively and 8.8% and 12.7% for the three and nine months ended September 30, 2015, respectively. The rate in all periods is primarily comprised of the effect of the Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

10.	Commitments and Contingencies
Purchase Commitments
As of September 30, 2016, we had outstanding purchase commitments to a number of suppliers totaling $20.3 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $2.3 million relates to equipment currently scheduled for delivery in 2016, $4.0 million relates to equipment scheduled for delivery in 2017 and $14.0 million relates to equipment scheduled for delivery in 2018.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating and capital leases. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to September 30, 2016, were as follows:

(in thousands)
2016	$127
2017	408
2018	200
2019	106
$841

As of September 30, 2016, property, plant and equipment in our balance sheets included $1.1 million of equipment under capital lease, net of $0.3 million of accumulated amortization.  There were no capital leases as of December 31, 2015.

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
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. One of our directors was a director of the ultimate parent company of GES as of September 30, 2016, and one of our directors was a director of the ultimate parent company of GES through May 31, 2015. The director who continues to serve as a director of the ultimate parent company of GES is also the director of a fund that owned approximately 36% of the ultimate parent company of GES as of September 30, 2016. We did not make any purchases from GES during the three or nine months ended September 30, 2016.
We purchased certain items used in the construction of our drilling rigs from a former affiliate of GES. This vendor was sold by GES to a third party during the second quarter of 2015. As a related party, total purchases from the vendor amounted to $1.2 million during the six months ended June 30, 2015. We did not have any related party outstanding payables with this vendor as December 31, 2015.
One of our directors is also a director of one of our vendors from which we purchase oilfield and related supplies. Total purchases from this vendor were zero and $1.3 million during the three and nine months ended September 30, 2016, respectively, and $1.3 million and $4.8 million during the three and nine months ended September 30, 2015, respectively. We had no outstanding payables with this vendor as of September 30, 2016 and outstanding payables with this vendor of $0.1 million as of December 31, 2015.

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
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium rig fleet comprised entirely of technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. We are focused on creating stockholder and customer value through our commitment to operational excellence and our focus on safety.

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
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are predominantly operating in the Permian Basin, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well. Two of our rigs mobilized for operations in Louisiana in the third quarter of 2016.

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

In this regard, oil prices began to decline in the second half of 2014 and declined further during 2015 and 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015, and was $50.35 on October 14, 2016 (WTI spot price as reported by the United States Energy Information Administration). Despite the recent moderate upturn in oil prices, our industry is still experiencing an exceptional overall downturn, market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that the remainder of 2016 will continue to be a challenging year for ICD and our industry.

We believe the vast majority of exploration and production ("E&P") companies, including our customers, have significantly reduced their 2016 capital spending plans compared to 2015 levels. The initial impact of these spending reductions is evidenced by the published rig counts which are below their peak in October 2014, and we believe the rig count in the United States could decline further in 2016 if oil and gas prices fall meaningfully below current levels.

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

Although we believe that the current market downturn is rapidly increasing the focus of our customers towards the use of premium drilling rigs such as our ShaleDriller® rig, and that premium operations such as ours have been less affected by the downturn relative to operations conducted by legacy fleets, the rapid pace and level of the market decline has negatively impacted pricing, utilization and contract tenors for premium rigs, including our ShaleDriller® rig. During the third quarter of 2016, our premium drilling fleet operated at 65% utilization.  However, recent commodity price improvements have begun to reverse this downward trend, and subsequent to the third quarter of 2016, we signed two one-year term contracts with expected rig activations at the end of the year.
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

Recent Developments and Other Events
Certain Assets Will Be Designated as for Sale
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  These non-standard items, while fully functional, and in some cases still being used, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment, or exchange it for our standard equipment, and we intend to monetize or exchange and replace these assets during the remainder of 2016 or 2017. In connection with these sales or exchanges, due to the change in the estimated usage and holding period for these assets, we will likely record a fourth quarter non-cash charge currently expected to be approximately $4.0 million, subject to the realized sales price or the nature of the disposition. We intend to use the cash generated through these sales, or equipment gained through exchanges, to further upgrade and standardize our fleet. Since the held-for-sale criteria was not met as of September 30, 2016, such assets have been classified as held-and-used on our September 30, 2016 balance sheet.

Retirement and Resignation of Edward S. Jacob, III
On June 10, 2016, ICD and Edward S. Jacob, III, our President and Chief Operating Officer, announced his retirement as an officer of ICD effective June 30, 2016. ICD  and Mr. Jacob also announced his resignation as director of ICD effective on June 30, 2016.  In connection with Mr. Jacob’s retirement, ICD and Mr. Jacob entered into a Retirement Agreement on June 9, 2016 (the “Retirement Agreement”), setting out certain terms and conditions governing Mr. Jacob’s retirement. Under the terms of the Retirement Agreement, we agreed to make certain retirement benefits available to Mr. Jacob, including a cash retirement payment of approximately $1.5 million to be paid in one lump sum on January 2, 2017 and accelerated vesting of certain outstanding equity awards.  The retirement payment and the impact from the accelerated vesting of equity awards were recorded as accrued salaries in our balance sheet and as selling, general and administrative expense in our statements of operations as of and for the quarter ended June 30, 2016.
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
Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. As a result of the significant downturn in industry conditions, we substantially reduced our rig construction activities during the fourth quarter of 2015 and the first nine months of 2016. As a result, we began expensing a portion of our Galayda yard construction costs during the fourth quarter of 2015 and expect to continue expensing such costs until we resume continuous rig construction activities.
During the third quarter of 2016, our operating costs also included approximately $2.5 million of costs associated with the reactivation of five idle and standby rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

•
Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.

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

Results of Operations
The following summarizes our financial and operating data for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$14,464	$21,344	$52,074	$64,732
Costs and expenses
Operating costs	11,246	12,526	31,211	37,689
Selling, general and administrative	3,242	3,756	11,868	11,338
Depreciation and amortization	6,010	5,635	17,651	15,093
Insurance recoveries, net	—	—	—	(841)
Loss on disposition of assets, net	676	2,268	588	2,602
Total cost and expenses	21,174	24,185	61,318	65,881
Operating loss	(6,710)	(2,841)	(9,244)	(1,149)
Interest expense	(456)	(862)	(2,492)	(1,891)
Loss before income taxes	(7,166)	(3,703)	(11,736)	(3,040)
Income tax expense (benefit)	32	(326)	67	(386)
Net loss	$(7,198)	$(3,377)	$(11,803)	$(2,654)

Other financial and operating data
Number of completed rigs (end of period)	14	14	14	14
Rig operating days (1)	774.0	879.9	2,449.4	2,770.1
Average number of operating rigs (2)	8.4	9.6	8.9	10.1
Rig utilization (3)	64.7%	82.1%	72.0%	84.3%
Average revenue per operating day (4)	$17,420	$23,578	$20,209	$22,644
Average cost per operating day (5)	$9,614	$13,239	$10,118	$12,700
Average rig margin per operating day	$7,806	$10,339	$10,091	$9,944

(1)
Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and nine months ended September 30, 2016, there were 236.0 and 790.1 operating days in which the Company earned revenue on a standby basis, respectively, including 222.0 and 747.0 standby-without-crew days, respectively. During the three and nine months ended September 30, 2015, there were 34.0 and 457.7 operating days in which the Company earned revenue on a standby basis, respectively, including 34.0 and 222.0 standby-without-crew days, respectively.

(2)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(3)
Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period. During the third quarter of 2015, we elected to remove our two 100 series non-walking rigs from its marketed fleet pending completion of their planned rig conversions to 200 series, pad-optimal status. Rig utilization during the first nine months of 2016 excludes one of these 100 series rigs. The conversion of the other 100 series rig was completed during the second quarter of 2016 and the rig re-entered the marketed fleet in June 2016. Rig utilization excludes this rig during the first five months of 2016.

(4)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $1.0 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively. Included in calculating average revenue per operating day were early termination revenues associated with a contract termination at the end of the first quarter of 2016 of $1.8 million during the nine months ended September 30, 2016. The third quarter did not include any early termination revenues associated with this contract.

(5)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $1.0 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively, and (ii) new crew training costs of $0.4 million and $0.3 million during the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.3 million and $1.3 million during the three and nine months of 2016, respectively, and (iv) rig reactivation costs associated with the redeployment of previously stacked rigs, excluding $0.4 million of new crew training costs (included in (ii) above), of $2.1 million during the three and nine months ended September 30, 2016.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues
Revenues for the three months ended September 30, 2016 were $14.5 million, representing a 32.2% decrease as compared to revenues of $21.3 million for the three months ended September 30, 2015. This decrease was directly attributable to a reduction in the average number of operating rigs between periods and an increase in the number of rigs earning revenue on a standby basis in 2016. On a revenue per operating day basis, our revenue per day decreased by 26.1% to $17,420 during the three months ended September 30, 2016, as compared to revenue per day of $23,578 for the three months ended September 30, 2015. This decrease resulted primarily from a larger number of rigs earning revenue on a standby basis compared to the prior year period and new rig contracts at lower dayrates when compared to 2015.
Operating Costs
Operating costs for the three months ended September 30, 2016 were $11.2 million, representing a 10.2% decrease as compared to operating costs of $12.5 million for the three months ended September 30, 2015. This decrease was related to a reduction in the average number of operating rigs and an increase in the number of rigs operating on a standby-without-crew basis in the third quarter of 2016 as they incurred minimal operating costs. These decreases were partially offset by costs of approximately $2.5 million related to five rigs that were reactivated during the third quarter of 2016. On a cost per operating day basis, our cost per operating day decreased to $9,614 per day during the three months ended September 30, 2016, representing a 27.4% decrease compared to cost per operating day of $13,239 for the three months ended September 30, 2015. This decrease was primarily the result of an increase in rigs earning revenue on a standby-without-crew basis during the current period.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2016 were $3.2 million, representing a 13.7% decrease as compared to selling, general and administrative expense of $3.8 million for the three months ended September 30, 2015. This decrease primarily relates to reduced incentive compensation, advertising, auto lease and insurance expenses as compared to the three months ended September 30, 2015.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2016 was $6.0 million, representing a 6.7% increase compared to depreciation and amortization expense of $5.6 million for the three months ended September 30, 2015. This increase was related primarily to the introduction of new drilling rigs constructed by us throughout 2015. We also upgraded the capabilities of certain existing rigs. We begin depreciating our rigs when they commence drilling operations.
Loss on Disposition of Assets, net
A loss on the disposition of assets totaling $0.7 million was recorded for the three months ended September 30, 2016 compared to a loss on the disposition of assets totaling $2.3 million in the prior year comparable period. The loss in the current year relates primarily to the disposal of certain rig components associated with the upgrade of two of our rigs to a 7,500 psi mud system during the third quarter of 2016. In the prior year period, a loss on the disposition of assets related to the conversion of one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, omni-directional walking system and 7,500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and were replaced, including the rig's substructure and mud system components.
Interest Expense
Interest expense for the three months ended September 30, 2016 was $0.5 million, as compared to $0.9 million for the three months ended September 30, 2015. This decrease was the result of reduced borrowings during the period as the proceeds from our April 2016 stock offering were used to repay outstanding debt. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity and general corporate purposes.
Income Tax Expense
The income tax expense recorded for the three months ended September 30, 2016 amounted to $32.0 thousand compared to income tax benefit of $326.0 thousand for the three months ended September 30, 2015. Our effective tax rates for the three months ended September 30, 2016 and 2015 were (0.4)% and 8.8%, respectively. All taxes in both the current and prior year period relate to Texas Margin Tax.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues
Revenues for the nine months ended September 30, 2016 were $52.1 million, representing a 19.6% decrease compared to revenues of $64.7 million for the nine months ended September 30, 2015. This decrease was primarily related to a reduction in the average number of operating rigs between periods. Revenue per operating day decreased to $20,209 during the nine months ended September 30, 2016 compared to revenue per day of $22,644 for the nine months ended September 30, 2015. This decrease resulted primarily from lower average day rates as compared to the prior year period and an increase in rigs earning revenue on a standby-without-crew basis.
Operating Costs
Operating costs for the nine months ended September 30, 2016 were $31.2 million, representing a 17.2% decrease compared to operating costs of $37.7 million for the nine months ended September 30, 2015. This decrease was related to a reduction in the average number of operating rigs and an increase in the number of rigs operating on a standby-without-crew basis in the first nine months of 2016 as they incurred minimal operating costs. These decreases were partially offset by rig reactivation and crew staging costs of approximately $2.5 million related to five rigs that were reactivated during the third quarter of 2016. On a cost per operating day basis, our cost per day decreased to $10,118 during the nine months ended September 30, 2016, representing a 20.3% decrease compared to cost per day of $12,700 for the nine months ended September 30, 2015. This decrease was primarily due to an increase in the number of rigs earning revenue on a standby-without-crew basis during the current period.

Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended September 30, 2016 were $11.9 million, representing a 4.7% increase compared to selling, general and administrative expenses of $11.3 million for the nine months ended September 30, 2015. This increase primarily relates to the recognition of $1.5 million of expense associated with the retirement of our Chief Operating Officer as of June 30, 2016, offset by reduced incentive compensation expense and professional fees as compared to the comparable period.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2016 was $17.7 million, representing a 16.9% increase compared to depreciation and amortization expense of $15.1 million for the nine months ended September 30, 2015. This increase was primarily due to the introduction of new drilling rigs constructed by us throughout 2015. We begin depreciating our rigs when they commence drilling operations.
Insurance Recoveries, net

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

Loss on Disposition of Assets, net
A loss on the disposition of assets totaling $0.6 million was recorded for the nine months ended September 30, 2016 compared to a loss on the disposition of assets totaling $2.6 million in the prior year comparable period. The loss in the current year relates primarily to the disposal of certain rig components associated with the upgrade of two of our rigs to a 7,500 psi mud system during the third quarter of 2016. In the prior year period, a loss on the disposition of assets related to the conversion of one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, omni-directional walking system and 7,500 psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and were replaced, including the rig's substructure and mud system components.
Interest Expense
Interest expense for the nine months ended September 30, 2016 was $2.5 million compared to interest expense of $1.9 million for the nine months ended September 30, 2015. The increase in interest expense was primarily the result of the write-off of $0.5 million in deferred financing costs as a result of the reduction in our borrowing capacity associated with the Amended Credit Facility during the second quarter of 2016. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity and daily operations.
Income Tax Expense (Benefit)
The income tax expense recorded for the nine months ended September 30, 2016 amounted to $67.0 thousand compared to an income tax benefit of $386.0 thousand for the nine months ended September 30, 2015. The effective tax rates for the nine months ended September 30, 2016 and 2015 were (0.6)% and 12.7%, respectively. All taxes in both the current and prior year period relate to Texas Margin Tax.

Liquidity and Capital Resources
Our liquidity as of September 30, 2016 included approximately $55.0 million of availability under our revolving credit facility and $7.9 million of cash.  The aggregate commitments under our revolving credit facility are currently $85.0 million, and the borrowing base under our credit facility at September 30, 2016, was $78.0 million.
Our principal use of capital has been the construction of drilling rigs and associated equipment and working capital and inventories to support our drilling operations. Our first drilling rig was completed and began operating in May 2012. As of September 30, 2016, we had 14 rigs, including thirteen completed 200 series ShaleDriller® rigs and one non-walking rig. We have the ability to upgrade our remaining non-walking rig to 200 series status when market conditions improve, but until such time this rig has been decommissioned, and we do not intend to market it. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our April 2016 public offering of common stock, and cash flows from operations and our revolving credit facility.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $16.7 million for the nine months ended September 30, 2016 compared to cash provided by operating activities of $21.5 million during the same period in 2015. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2016 were lower as a result of a decrease in net income, adjusted for non-cash items, of $10.7 million for the nine months ended September 30, 2016 compared to $17.4 million during the same period in 2015. Working capital changes increased cash flows from operating activities by $6.0 million for the nine months ended September 30, 2016 compared to $4.2 million during the same period in 2015.
Net Cash Used In Investing Activities
Cash used in investing activities was $16.3 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $64.4 million during the same period in 2015. During the first nine months of 2016, cash payments of $17.3 million for capital expenditures were offset by insurance proceeds of $0.2 million and proceeds from the sale of property, plant and equipment of $0.9 million. Cash payments during the first nine months of 2016 included approximately $4.5 million associated with equipment purchased in 2015. During the 2015 period, cash payments of $67.7 million for capital expenditures were offset by the receipt of insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.4 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $2.2 million for the nine months ended September 30, 2016 compared to cash provided by financing activities of $37.5 million during the same period in 2015. During the first nine months of 2016, we received proceeds of $42.9 million from a public offering and made borrowings under our revolving credit facility of $42.4 million. These proceeds were offset by repayments under our revolving credit facility of $82.1 million, financing costs paid associated with the amendment to the credit facility of $0.2 million, the purchase of $0.3 million of treasury stock and payments for capital lease obligations of $0.4 million. During the first nine months of 2015, we made borrowings under our revolving credit facility of $116.5 million. These proceeds were offset by repayments under our revolving credit facility of $78.5 million, the purchase of $0.2 million of treasury stock and expenditures for deferred financing costs of $0.2 million.
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

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of September 30, 2016, the weighted average interest rate on our borrowings was 5.39%.

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

Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2016 and 2017. At September 30, 2016, our calculated leverage ratio under this covenant was approximately 0.7x.
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
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving credit facility has agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. We had $23.0 million in outstanding borrowings under the Credit Facility at September 30, 2016. Remaining availability under the Credit Facility was $55.0 million at September 30, 2016, based on the amended borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.

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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements.

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
In August 2016, the FASB issued an accounting standards update to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our financial statements.

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
Interest Rate Risk
Total long-term debt at September 30, 2016 included $23.0 million of floating-rate debt attributed to borrowings at an average interest rate of 5.39%. As a result, our annual interest cost in 2016 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.54%) would be approximately $0.1 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2016; however, there are no assurances that possible rate changes would be limited to such amounts.
Commodity Price Risk
The demand for contract drilling services is a result of E&P companies spending money to explore and develop drilling prospects in search of oil and natural gas. This customer spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. This volatility can lead many E&P companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of current commodity prices. Oil prices began to decline in the second half of 2014 and declined further during 2015 and 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015, and was $50.35 on October 14, 2016 (WTI spot price as reported by the United States Energy Information Administration). Despite the recent moderate upturn in oil prices, our industry is still experiencing an exceptional overall downturn, market conditions remain very dynamic and are changing quickly. Although the magnitude, as well as the duration, of this downturn are not yet known, we believe that 2016 will continue to be an exceptionally challenging year for ICD and our industry.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

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
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the third quarter of 2016, we withheld shares of our common stock to satisfy minimum tax withholding obligations in connection with the vesting of certain restricted stock awards.  These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to purchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended September 30, 2016 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1 — July 31	—	$—	—	$—
August 1 — August 31	31,708	$5.10	—	$—
September 1 — September 30	—	$—	—	$—
Total	31,708	$5.10	—	$—
(1)        We do not have a current share repurchase program authorized by the board of directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

10.1
Second Amendment, dated August 9, 2016, to the Amended and Restated Employment Agreement, dated August 13, 2014, by and among Independence Contract Drilling, Inc. and Byron A. Dunn. (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) filed August 10, 2016, Exhibit 10.1.

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

INDEPENDENCE CONTRACT DRILLING, INC.
By:	/s/ Byron A. Dunn
	Name:	Byron A. Dunn
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Philip A. Choyce
	Name:	Philip A. Choyce
	Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ Michael J. Harwell
	Name:	Michael J. Harwell
	Title:	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)
Date: October 26, 2016