Form 10-K
period 2016-12-31
Independence Contract Drilling, Inc.
filed 2017-02-28
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $161,013,287 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $5.43 per share as reported on the New York Stock Exchange and 29,652,539 shares held by non-affiliates).

There were 37,725,255 shares of the registrant’s common stock outstanding as of February 27, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium land rig fleet comprised entirely of technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and natural gas properties. We are focused on creating stockholder and customer value through our commitment to operational excellence and our focus on safety.
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
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well. We have one rig scheduled to mobilize to the Eagle Ford Shale in the first quarter of 2017.
Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.
For disclosure concerning financial information on our segment and financial information about geographic areas please see "Selected Financial Data."
Industry Trends
Land Rig Replacement Cycle
The increase in horizontal drilling in the U.S. over the past ten years has resulted in an ongoing land-rig replacement cycle in which the contract drilling industry is systematically upgrading its legacy fleets of electrical silicon-controlled rectifier (“SCR”) rigs and mechanical rigs with modern AC rigs that are specifically designed to optimize this type of drilling activity. Additionally, a growing focus on horizontal drilling of longer-reach lateral wells from multi-well pads is driving a further delineation in the U.S. land rig fleet between pad-optimal rigs specifically designed and engineered for such applications and AC and legacy rigs not specifically engineered for such applications.
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

Oil and Natural Gas Prices and Drilling Activity
Oil prices began to decline in the second half of 2014, declined further during 2015 and remained low in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and reached a low of $26.19 on February 11, 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.
In this regard, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the U.S. rig count, as reported by Baker Hughes, to 741 on February 10, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
Due to this deterioration and stabilization of commodity prices well below previous highs, our customers are principally focused on their most economic wells, and driving cost and production efficiencies that deliver the most economic wells with the lowest capital costs. As a result of this drive towards production and cost efficiencies, operators are focusing more of their capital spending on horizontal drilling programs compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe the rapid market deterioration and stabilization of oil prices well below historical highs has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads utilizing “pad optimal” rig technology.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller rigs has improved. At December 31, 2016, twelve of our thirteen 200 Series rigs were under contract, and 100% of these rigs were under contract as of February 15, 2017. In addition to improving utilization, contract tenors are improving with customers signing term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
Customer Contracts and Backlog
Drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and may cover multi-well and multi-year projects. Each of our rigs operates under a separate drilling contract or drilling order subject to a master drilling contract. We perform drilling services on a “daywork” contract basis, under which we charge a fixed rate per day. The dayrate under each of our contracts is a negotiated price determined by the location, depth and complexity of the wells to be drilled, operating conditions, the duration of the contract, and market conditions. We have not accepted any, and do not anticipate entering into, any “turn-key” (fixed sum to deliver a hole to a stated depth) or “footage” (fixed rate per foot of hole drilled) contracts. The duration of land drilling contracts can vary from “well-to-well” or to a fixed term ranging from a few months to several years. The revenue generated by a rig in a given year is the product of the dayrate fee and the number of days the rig is earning this fee based on activity and the terms of the contract, referred to as utilization. “Well-to-well” contracts are typically cancelable at the option of either party upon the completion of drilling at a particular site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the drilling contractor if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, the drilling contractor’s bankruptcy, sustained unacceptable performance by the drilling contractor or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the drilling contractor. Drilling contracts also contain provisions regarding indemnification against certain types of claims involving injury to persons, property and for acts of pollution, which are subject to negotiation on a contract-by-contract basis.
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
Prior to the significant decline in market conditions that began in late 2014, we were able to regularly obtain long-term contracts with terms between one and three years. However, throughout 2015 and 2016, the vast majority of new rig contracts have been short-term well-to-well contracts or contracts with terms less than six months. As a result, our contract drilling backlog, or the expected future revenue from executed contracts with original terms of six months or greater, declined significantly from $152.8 million as of December 31, 2014 to $74.4 million as of December 31, 2015 and to $42.5 million as of December 31, 2016. Approximately $36.8 million of our backlog at December 31, 2016 is expected to be realized during 2017. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. In addition, we currently expect that several of our rigs under term contracts will realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.

The following chart summarizes the weighted average number of rigs as of December 31, 2016 that we have operating under term contracts through 2017 and 2018.

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	2018
Weighted Average Number of Rigs (1)	8.3	5.2	3.4	2.8	0.6
(1) Weighted average number of rigs calculated based upon the aggregate number of expected revenue days to be realized during the period from term contracts divided by the number of days in the applicable period. Term contracts include all contracts with original terms of 6 months or greater, and exclude well-to-well or short-term contracts.
However, since the end of 2016, we have been successful in signing term contracts for idle rigs and rigs previously operating on short-term contracts. As a result of these recent successes, our backlog as of December 31, 2016, adjusted to include new term contracts signed through February 15, 2017, would have been $75.0 million, of which $61.8 million is expected to be realized during 2017.
The following chart summarizes the weighted average number of rigs as of February 15, 2017 that we have operating under term contracts through 2017 and 2018.

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Year Ending
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	2018
Weighted Average Number of Rigs (1)	9.6	10.7	8.8	6.8	1.8
(1) Weighted average number of rigs calculated based upon the aggregate number of expected revenue days to be realized during the period from term contracts divided by the number of days in the applicable period. Term contracts include all contracts with original terms of 6 months or greater, and exclude well-to-well or short-term contracts.
Our Customers
Customers for contract drilling services in the U.S. include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2016, our customers representing more than 10% of our revenues were Parsley Energy, LP., Silver Hill Energy Partners, LLC, Pioneer Natural Resources USA, Inc. and Anadarko Petroleum Corporation. While we would attempt to remarket our rigs if we lost any material customer, given current market conditions, the terms of such new contract, if any were found, may be less favorable than the terms of our current contracts. Therefore, the loss of any material customer could have an adverse effect on our business.
Industry/Competition
To a large degree, our business depends on the level of capital spending by oil and natural gas companies for exploration, development and production activities. A sustained increase or decrease in the price of oil and natural gas could have a material impact on the exploration, development and production activities of our customers and could materially affect our financial position, results of operations and cash flows.
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

Many of our larger competitors are able to offer ancillary products and services with their contract drilling services, and recently, some of our larger competitors have begun integrating and offering contract drilling services in connection with directional drilling and other services that we do not offer.
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
Our contract drilling services will be marketed in oil and natural gas producing regions that utilize hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shales. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on oil and natural gas production activities, which in turn could have an adverse effect on the contract drilling services that we render for our exploration and production customers.
Our operations are also subject to federal, state and local laws, rules and regulations for the control of air emissions, including the federal Clean Air Act. The federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through, for example, air emissions permitting programs. In addition, the Environmental Protection Agency (the "EPA") has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including pursuing the energy extraction sector under a National Enforcement Initiative. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Finally, more stringent state and local regulations, such as the EPA rules issued in April 2012, which add new requirements for the oil and natural gas sector under the New Source Review Program and the National Emission Standards for Hazardous Air Pollutants program, could result in increased costs and the need for operational changes. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.
On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the earth’s atmosphere and other climate changes. The EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources. Mandatory reporting requirements for additional regional, federal or state requirements have been imposed and additional requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our services. For example, during 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. Pursuant to President Obama’s Strategy to Reduce Methane Omissions, and as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA has proposed new regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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
Employees
As of December 31, 2016, we had approximately 299 employees, none of whom were contract employees or were represented by a union. The number of our employees fluctuates depending on our construction and drilling activities.
Seasonality
Seasonality has not significantly affected our overall operations. However, our drilling operations can be affected by severe winter storms or other weather related events. Additionally, toward the end of some years, we experience slower contracting activity as customers’ capital expenditure budgets are depleted.
Drilling Equipment, Suppliers and Subcontractors
We use many suppliers of drilling equipment and services. Although this drilling equipment and services have historically been available, there is no assurance that such drilling equipment and services will continue to be available on favorable terms or at all. We also utilize numerous manufacturers and independent subcontractors from various trades to supply key components to the rigs that we construct for our use. These key components include masts and substructures, top drives, high pressure mud pumps, pressure control equipment, engines, and VFD control systems. We believe that we have alternative sources for each of these components.

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
Risks Related to Our Business
Significant declines in oil and natural gas prices have continued and have adversely affected demand for contract drilling services, which could have a material adverse effect on our results of operations and financial condition.
Oil prices began to decline in the second half of 2014 and declined further during 2015 and 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and reached a low of $26.19 on February 11, 2016 (West Texas Intermediate-Cushing, Oklahoma ("WTI") spot price as reported by the United States Energy Information Administration). As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.
In this regard, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the U.S. rig count, as reported by Baker Hughes, to 741 on February 10, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
As a result of this deterioration in market conditions, demand for our contract drilling services has declined and is only beginning to improve. Recently, we have been successful in obtaining six-month to one-year or longer term contracts on six of our drilling rigs, however, these contracts are at substantially lower dayrates than those realized in 2014 prior to the industry downturn. During 2017, we have three rigs under legacy term contracts signed in 2014 that expire, and we will market these at spot market rates which we expect to be substantially below their current contract rates. Thus, although we see improving utilization for our rigs in 2017, our cash flows will be negatively impacted by the expiration of legacy contracts.
We believe the current stabilization in market conditions is predicated on oil prices remaining in the $50 per barrel or higher range, and if oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.

In addition, we currently finance our capital expenditures and operations pursuant to a committed $85.0 million revolving line of credit. A significant portion of our borrowing base is tied to the appraised value of our drilling rigs, which may decline if market conditions deteriorate further. A significant decline in our borrowing base could have a material adverse effect on our financial condition. Our revolving credit facility also contains certain restrictive covenants, including a leverage and fixed charge ratio covenant based upon the cash flows of the company, and a minimum utilization covenant. Thus, a significant reduction in our cash flows as a result of the decline in demand for our products and services, or significant decline in our operating rig count due to an inability to recontract rigs could reduce or limit the level of funds we are able to borrow under our existing revolving credit facility or cause us to violate one or more of our restrictive covenants, which could have a material adverse effect on our financial condition.
We derive all our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices.
As a provider of land-based contract drilling services, our business depends on the level of exploration and production activity by oil and natural gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events as well as natural disasters have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect us in many ways by negatively impacting:

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

Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and natural gas prices, including, but not limited to:

•	the cost of exploring for, producing and delivering oil and natural gas;

•	the discovery and development rate of new oil and natural gas reserves, especially shale and other unconventional natural gas resources for which we market our rigs;

•	the rate of decline of existing and new oil and natural gas reserves;

•	available pipeline and other oil and natural gas transportation capacity;

•	the levels of oil and natural gas storage;

•	the ability of oil and natural gas exploration and production companies to raise capital;

•	economic conditions in the U.S. and elsewhere;

•	actions by the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and natural gas producing regions;

•	governmental regulations, sanctions and trade restrictions, both domestic and foreign;

•	domestic and foreign tax policy;

•	weather conditions in the U.S.;

•	the pace adopted by foreign governments for the exploration, development and production of their national reserves;

•	the price of foreign imports of oil and natural gas;

•	the strength or weakness of the U.S. dollar;

•	the overall supply and demand for oil and natural gas; and

•	the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.

Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. For example, U.S. Benchmark crude’s price per barrel (WTI) was $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and reached a low of $26.19 on February 11, 2016. As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.
In this regard, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the U.S. rig count, as reported by Baker Hughes, to 741 on February 10, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.

We believe the current stabilization in market conditions is predicated on oil prices remaining in the $50 per barrel or higher range, and if oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.
Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Reduced demand for oil and natural gas generally results in lower prices for these commodities and may impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending decline, both dayrates and utilization have also historically declined. Further declines in oil and natural gas prices and the general economy, could materially and adversely affect our business, results of operations, financial condition and growth strategy.
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
Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2016, we have rigs operating or earning revenues from six different customers, including three customers who have contracted two of our rigs, and one customer that has contracted four of our rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Daywork contracts in the contract drilling industry typically do not obligate those customers to order additional services from the drilling contractor beyond those for which they have currently contracted. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, it could have a material adverse effect on our revenues, cash flows, and financial condition.
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
We currently have nine rigs operating under contracts with terms expiring during 2017. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.
Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig, and may elect to release the rig. In the event a customer elects to terminate a drilling contract prior to the expiration of its drilling term, all of our current drilling contracts provide that our customers pay an early termination payment. We cannot assure that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.
Our operations involve operating hazards, which if not insured or indemnified against, could adversely affect our results of operations and financial condition.
Our operations are subject to the many hazards inherent in the drilling and well services industries, including the risks of:

•	personal injury and loss of life;

•	blowouts;

•	cratering;

•	fires and explosions;

•	loss of well control;

•	collapse of the borehole;

•	damaged or lost drilling equipment; and

•	damage or loss from extreme weather and natural disasters.

Any of these hazards can result in substantial liabilities or losses to us from, among other things:

•	suspension of operations;

•	damage to, or destruction of, our property and equipment and that of others;

•	damage to producing or potentially productive oil and natural gas formations through which we drill; and

•	environmental damage.

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
We encounter substantial competition from other drilling contractors. The competition in the markets in which we operate has intensified as recent mergers among E&P companies have reduced the number of available customers and the downturn in oil prices has decreased demand for drilling rigs and resulted in downward pricing pressure on operating drilling rigs.
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
We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Many of our larger competitors are able to offer ancillary products and services with their contract drilling services, and recently, some of our larger competitors have begun integrating and offering contract drilling services in connection with directional drilling and other services that we do not offer.

In this regard, large diversified oilfield service companies have begun to market bundled services, including contract drilling services, in the U.S.. If any of these combined offerings gain acceptance within the U.S. market, it could place us at a competitive disadvantage that has an adverse impact on our future results of operations and profitability.
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
Scrutiny of hydraulic fracturing activities continues in other ways. The EPA commenced a study of the potential impacts of hydraulic fracturing on drinking water and issued a draft report for public comment and peer review in June 2015. On October 21, 2011, the EPA announced its intention to propose regulations under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing. In March 2015, the U.S. Department of the Interior (the “DOI”) published final rules that update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, wellbore integrity and handling of flowback water. On April 13, 2012, the DOI, the U.S. Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and natural gas research in response to the White House-entitled “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. On March 20, 2015, the U.S. Interior Department’s Bureau of Land Management released a final rule regulating hydraulic fracturing activities on federal and Indian lands. The final rule includes new well-bore integrity requirements, imposes standards for interim storage of recovered waste fluids, and requires notifications and waiting periods for key parts of the fracturing process, which could lead to delays in fracturing and/or drilling operations. The rule also mandates disclosure of the chemicals used in the process. Additionally, on April 7, 2015, the EPA published a proposed rule that would prohibit the disposal of unconventional oil and natural gas wastewater at publicly owned treatment works.
In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale natural gas production has been increasing, and has resulted in delays of well permits in some areas.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing in the unconventional resource plays where we focus our operations.
We depend on the services of key executives, the loss of whom could materially harm our business.
Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business and technology, identifying, recruiting and training key personnel, and identifying customers and expansion opportunities. We also depend on the relationships that our senior management has with many of our customers. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We do not maintain key man life insurance on any of our senior executives. As a result, we are not insured against any losses resulting from the death of our key employees.
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
As of December 31, 2016, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $42.5 million. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.
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
The contract drilling industry is capital intensive. Our cash flow from operations and the continued availability of credit are subject to a number of variables, including general economic conditions, conditions in the oil and natural gas market, and more specifically, our rig utilization rates, operating margins and ability to control costs and obtain contracts in a competitive industry. Our cash flow from operations and present borrowing capacity may not be sufficient to fund our anticipated capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in the amount or at the time when needed. Based upon the significant downturn in market conditions, any new sources of debt capital would require substantially higher interest requirements, and any new sources of equity capital could be substantially dilutive to existing shareholders. Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. Our ability to maintain our targeted credit profile could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets. If we are at any time not able to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.
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
Our revolving credit facility limits the amounts we can borrow up to a borrowing base amount, although capped based on lender commitments, which is calculated monthly and is based upon the appraised value of our eligible drilling fleet and a percentage of our eligible accounts receivable. In addition, certain capital spare equipment is included in the calculation of our borrowing base through December 31, 2016. As of January 1, 2017, these capital spares are excluded from the calculation of our borrowing base. If a rig becomes idle for longer than 90 consecutive days, it is removed from our borrowing base until it is recontracted. The borrowing base under our revolving credit facility was $91.8 million as calculated as of December 31, 2016, with lender commitments of $85.0 million.
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
The delivery of our services and products and construction of our rigs requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the contract drilling industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive, which occurred during the dramatic industry downturn that began in 2014 and lasted throughout 2016. Between November 4, 2016 and February 10, 2017, the U.S. land rig count, as reported by Baker Hughes, rose by 172 rigs, with a disproportionate amount of this increase occurring in the Company’s target markets of Texas and its contiguous states. This recent increase in activity has increased competition for, and decreased the availability of, experienced rig crews. This increased competition could result in an increase to our operating costs if we are forced to raise wages to compete for experienced rig crew talent, and could results in increased training and new hire related costs if we are required to train and assimilate lesser experienced crew personnel into our organization.
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
Our contract drilling operations and our ability to construct new drilling rigs in a timely manner depend on the availability of various rig equipment, including VFD drives and drillers cabins, top drives, mud pumps, engines and drill pipe, as well as replacement parts, related rig equipment and fuel. Some of these have been in short supply from time to time. In addition, key rig components critical to the construction of our rigs are either purchased from or fabricated by a single or limited number of vendors, including vendors that may compete against us from time to time. For many of these products and services, there are only a limited number of vendors and suppliers available to us.
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
The federal ESA and analogous state laws regulate a variety of activities, including oil and natural gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, in March 2014 the U.S. Fish & Wildlife Service (the “FWS”) listed the lesser prairie-chicken as threatened However, in September 2015, a federal district court vacated the listing. The Department of Justice has appealed on behalf of FWS. The sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with our oil and natural gas production activities. The presence of protected species in areas where operators for whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and reduced demand for our field services.
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and natural gas industry. During 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. Pursuant to President Obama’s Strategy to Reduce Methane Omissions, and as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025, the EPA proposed new regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. In addition, the U.S. has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change and was among the 195 nations that signed an international accord in December 2015 with the objective of limiting greenhouse gas emission. Additionally, certain U.S. states and regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations and financial condition. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.
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
Risks Related to Our Liquidity
The borrowing base under our credit facility may decline during 2017.
At December 31, 2016, the borrowing base under our revolving credit facility was $91.8 million, and we had $59.2 million of availability remaining of our $85.0 million commitment on that date. The borrowing base under the facility is calculated based upon the sum of (1) 85% of our eligible accounts receivable and (2) an advance percentage multiplied by the appraised forced liquidation value of our eligible drilling rigs. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due.
With respect to the portion of the borrowing base tied to the appraised forced liquidation value of our eligible rigs, a rig is generally included in the borrowing base unless it has ceased earning revenue under a contract for 90 consecutive days or greater, and it will continue to be excluded until such time as a new drilling contract for the rig is executed.
At December 31, 2016, the advance percentage utilized to calculate the borrowing base was 72.5%. Under the terms of the revolving credit facility, this advance rate will reduce 1.25% each quarter beginning January 1, 2017 and thereafter.
The lenders have the right to reappraise our drilling fleet throughout the year, and there cannot be any assurance that future appraisals will not adversely affect the appraised values of our rigs due to the aging of our rigs or if market conditions continue to decline.
At December 31, 2016, we had twelve rigs that were eligible to be included in the equipment portion of the borrowing base as well as capital spares of $8.9 million. The capital spares value is excluded from the equipment portion of the borrowing base as of January 1, 2017.
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
Our ability to comply with the leverage covenant and fixed charge coverage ratio covenant contained in our revolving credit facility is based upon our future cash flows and debt levels.
Our revolving credit facility requires us to maintain a leverage ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), not to exceed the following in the respective time periods: 1Q’17: 4.5x; 2Q'17: 4.5x; 3Q'17: 4.0x; and thereafter: 3.0x. Adjusted EBITDA is calculated as net income plus interest, taxes, depreciation and amortization, non-cash stock based compensation, and certain other gains, losses, and expenses (including up to $2.0 million of Galayda yard costs previously capitalized when construction activities were continuous.) As of December 31, 2016 the leverage ratio covenant was 4.5x.

The revolving credit facility also requires us to maintain a fixed charge coverage ratio ("FCCR") of not less than 1.1 to 1.0. The FCCR ratio is equal to adjusted EBITDA less capital expenditures divided by cash interest expense plus scheduled principal payments, cash dividends and capital lease obligations plus cash taxes paid. The following capital expenditures are excluded from the calculation of FCCR ratio: (1) capital expenditures incurred before November 1, 2015 and (2) capital expenditures financed through capital sources other than the revolving credit facility.
Our compliance with each of these covenants depends significantly upon our level of cash flows in 2017 and beyond, which are based upon factors such as spot dayrates and rig utilization that are increasingly difficult to predict based upon the downturn in market conditions our industry is experiencing. In particular, our ability to comply with our leverage and FCCR ratio covenant in 2017 and beyond is predicated upon market conditions not deteriorating. If we are not able to comply with the covenants contained in our revolving credit facility, we would be required to seek a waiver or amendment to the facility, or seek alternative financing sources, and there can be no assurance that we would be able to obtain such waivers, amendments or alternative financing sources. Any failure to comply with the financial covenants contained in our credit facility, or to cure any such non-compliance may have a material adverse effect on our liquidity and financial condition.
Our ability to complete our last rig conversion and two partially completed new build rigs is dependent upon our ability to maintain adequate liquidity and availability under our credit facility.
A key component of our growth strategy is completing the conversion of our remaining non-walking rig to 200 Series status and completion of two new build 200 Series rigs for which we already have made substantial investments. At December 31, 2016, we already had invested significant funds towards these three capital projects and estimate total costs to complete the three projects will be between $25.0 million and $30.0 million in the aggregate, depending upon rig configuration. Our ability to complete these projects will be dependent upon adequate availability under our credit facility, and more importantly, or our ability to comply with the covenants, including financial covenants, under the credit facility after taking into account the increased debt levels we would incur associated with completing these projects. Therefore, there is no assurance that we can complete all of these capital projects and fully execute our near-term growth strategy.
Our revolving credit facility contains a subjective acceleration clause, and a springing lock-box arrangement that is triggered when availability under our revolving credit facility falls below $10 million. Under applicable accounting rules, outstanding balances under our revolving credit facility will be reclassified from long-term to current if this triggering event occurs.
The credit facility matures on November 5, 2018. The credit facility provides for a springing lock-box arrangement that is only triggered upon the occurrence of an event of default under the credit facility or if availability under the credit facility falls below the greater of (A) $10.0 million and (B) the lesser of 15% of the borrowing base or 15% of the total commitments under the facility. The credit facility provides that an event of default may occur if a material adverse change to us occurs, which is considered a subjective acceleration clause under applicable accounting rules. Under ASC 470-10-45, because of the existence of this clause, borrowings under the credit facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. We had $25.8 million in outstanding borrowings under the credit facility at December 31, 2016. Remaining availability under the credit facility was $59.2 million at December 31, 2016, based on the borrowing base formula, and we are currently in compliance with all covenants under the credit facility. The lenders have the right to reappraise our drilling fleet in the future as well, and there cannot be any assurance that future appraisals will not adversely affect the appraised values of our rigs due to the aging our rigs or if market conditions continue to decline.
Risks Related to our Common Stock
Our stock price is subject to volatility.
The market price of common stock of companies engaged in the oil and natural gas service industry, including our common stock price, has been highly volatile. Stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.
In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as the downturn in oil prices;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

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
We own an approximately 14.4 acre corporate headquarters and rig assembly yard complex located at 11601 North Galayda Street, Houston, TX 77086. The complex includes approximately 18,000 square feet of office space and 76,000 square feet of warehouse space. We have entered into a lease for an additional approximate 0.2 acres of land for equipment and supply storage. We believe that all of our existing properties are suitable for their intended uses and are sufficient to support our operations. We do not believe that any single property is material to our operations and, if necessary, we could obtain a replacement facility. We continuously evaluate the needs of our business, and we will purchase or lease additional properties or reduce our properties, as our business requires.

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
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ICD”. The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for the periods indicated:

	High	Low
2016:
First Quarter	$5.40	$3.44
Second Quarter	$5.88	$3.76
Third Quarter	$5.63	$4.68
Fourth Quarter	$6.97	$3.93

2015:
First Quarter	$6.97	$4.45
Second Quarter	$9.12	$7.01
Third Quarter	$8.28	$4.98
Fourth Quarter	$7.69	$4.96
Holders of Record
As of February 27, 2017, we had 37,725,255 shares of common stock outstanding held by approximately 20 holders of record. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.
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
The following graph compares our cumulative total stockholder return during the period from our initial public offering (IPO) on August 7, 2014 to December 31, 2016 with total stockholder return during the same period for the Standard & Poors 500 Index and an index of peer companies. The graph assumes that (i) $100 was invested in our common stock on August 8, 2014 at our IPO price of $11.00 per share, (ii) $100 was invested in each index on August 8, 2014 at the closing price on such date, and (iii) all dividends, if any, were reinvested.

	8/8/2014	9/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Independence Contract Drilling, Inc.	$100.00	$106.24	$47.20	$80.20	$45.66	$49.10	$60.58
S&P 500 Index	$100.00	$102.42	$107.47	$108.77	$108.91	$113.01	$121.81
Peer Index	$100.00	$91.79	$53.77	$58.25	$39.74	$50.71	$64.28
The index of peer companies consists of: Helmerich & Payne, Inc., Nabors Industries, Ltd., Patterson-UTI Energy, Inc., Pioneer Energy Services Corp., Precision Drilling Corporation, Trinidad Drilling Ltd., Basic Energy Services, Inc. and C&J Energy Services, Inc.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2016, we withheld shares of our common stock to satisfy minimum tax withholding obligations in connection with the vesting of certain stock awards.  These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to repurchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2016 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
October 1 — October 31	10,331	$5.06	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	1,738	$6.59	—	$—

(1)        We do not have a current share repurchase program authorized by the board of directors.

ITEM 6.	SELECTED FINANCIAL DATA
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
Contemporaneously with the acquisition of the GES assets, we acquired cash balances and two drilling contracts from Independence Contract Drilling, LLC (referred to as “RigAssetCo”) in exchange for approximately 2.4 million shares of our common stock.
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

	Successor					Predecessor
	Year Ended
(In thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	January 1, 2012 through March 1, 2012
Statement of operations data(1):
Revenues	$70,062	$88,418	$70,347	$42,786	$15,123	$7,698
Operating costs	43,277	52,087	42,654	28,401	15,400	6,973
Selling, general and administrative(2)	16,144	14,483	12,222	8,911	7,813	1,383
Depreciation and amortization	23,808	21,151	16,181	10,186	5,904	92
Goodwill impairment and other charges(3)	—	—	30,627	—	—	—
Asset impairments, net of insurance recoveries(4)	3,822	2,708	1,711	—	—	—
Loss on disposition of assets, net	1,942	2,940	19	(55)	—	—
Total cost and expenses	88,993	93,369	103,414	47,443	29,117	8,448
Operating loss	(18,931)	(4,951)	(33,067)	(4,657)	(13,994)	(750)
Interest expense	(3,045)	(3,254)	(1,648)	(257)	(10)	(15)
Loss on forgiveness of related party balances(5)	—	—	—	—	—	(6,063)
Gain on warrant derivative(6)	—	—	3,189	1,035	3,655	—
Loss before income taxes	(21,976)	(8,205)	(31,526)	(3,879)	(10,349)	(6,828)
Income tax expense (benefit)	202	(325)	(3,358)	(1,882)	(5,401)	(2,149)
Net loss	$(22,178)	$(7,880)	$(28,168)	$(1,997)	$(4,948)	$(4,679)
Weighted-average number of shares outstanding (basic and diluted)	33,118	23,904	17,078	12,179	10,141
Net loss per share (basic and diluted)	$(0.67)	$(0.33)	$(1.65)	$(0.16)	$(0.49)
Cash flow data:
Net cash provided by (used in) operating activities	$16,973	$27,379	$3,809	$5,997	$(8,337)	$(3,857)
Net cash used in investing activities	(20,058)	(72,219)	(112,686)	(59,273)	(49,743)	(18)
Net cash provided by (used in) financing activities	4,812	39,427	116,904	18,599	95,486	(25)
Balance sheet data:
Total assets	$302,107	$314,789	$289,547	$184,968	$167,436
Long-term debt	26,078	62,708	—	19,780	—
Total liabilities	44,855	82,052	52,811	40,096	22,736
Total stockholders’ equity	257,252	232,737	236,736	144,872	144,700

(1)	There are no other components of comprehensive income or loss.

(2)	For the year ended December 31, 2016, includes a one-time retirement payment of $1.5 million.

(3)	Represents the impairment of goodwill totaling $11.0 million and accelerated amortization of our rig manufacturing intellectual property totaling $19.6 million.

(4)
For the year ended December 31, 2016, represents asset impairment expense associated with the impairment of certain assets designated as held-for-sale. For the year ended December 31, 2015, represents asset impairment expense associated with the impairment of the substructure, mast and various other rig components of our last remaining non-walking rig and asset impairment expense associated with damage to a driller's cabin, offset by final insurance proceeds. For the year ended December 31, 2014, represents asset impairment expense associated with damage sustained to the mast and other operating equipment on one of our non-walking rigs, net of insurance claim proceeds. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	Represents amounts owed to our predecessor by its affiliate that were forgiven in the GES Transaction.

(6)
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
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium land rig fleet comprised entirely of newly constructed, technologically advanced, custom designed ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and natural gas properties. Our first rig began drilling in May 2012.

Our standardized fleet currently consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 series rigs equipped with our integrated omni-directional walking system designed specifically to optimize pad drilling for our customers. We have the ability to upgrade our remaining non-walking rig to 200 series status when market conditions improve, but until such time this rig has been decommissioned and we do not intend to market it. As of December 31, 2016, we also have made significant investments for long-lead time and related items for two additional new build 200 series rigs, which will allow us to complete these new rigs rapidly as market conditions improve. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Twelve of our fourteen rigs are equipped with bi-fuel capabilities (they operate on either diesel or a natural gas-diesel blend).

Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.

Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the U.S. rig count, as reported by Baker Hughes, to 741 on February 10, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
Oil prices began to decline in the second half of 2014, declined further during 2015 and remained low in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and reached a low of $26.19 on February 11, 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.

Due to this deterioration and stabilization of commodity prices well below previous highs, our customers are principally focused on their most economic wells, and driving cost and production efficiencies that deliver the most economic wells with the lowest capital costs. As a result of this drive towards production and cost efficiencies, operators are focusing more of their capital spending on horizontal drilling programs compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe the rapid market deterioration and stabilization of oil prices well below historical highs has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads utilizing “pad optimal” rig technology.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller rigs has improved. At December 31, 2016, twelve of our thirteen 200 Series rigs were under contract, and 100% of these rigs were under contract as of February 15, 2017. In addition to improving utilization, contract tenors are improving with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels, with the potential to move higher if market conditions continue to improve. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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

In addition, Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Under this provision, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to avail ourselves of the extended transition period available to EGCs, therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.

Recent Developments
Assets Held for Sale
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of this review, we identified several non-standard items which, while fully functional, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment and we intend to market these assets in 2017. In connection with these proposed sales, due to the change in the estimated usage and holding period for these assets, we recorded, as asset impairment in our statement of operations, a fourth quarter non-cash charge of $3.8 million, to write down these assets to fair value less estimated cost to sell. We intend to use the cash generated through these sales to further upgrade and standardize our fleet. Such assets have been classified as held-for-sale on our December 31, 2016 balance sheet.
Retirement and Resignation of President and Chief Operating Officer
On June 10, 2016, our President and Chief Operating Officer announced his retirement as an officer and director of ICD effective June 30, 2016.  In connection with his retirement, we entered into a Retirement Agreement on June 9, 2016 (the “Retirement Agreement”), setting out certain terms and conditions governing the executive’s retirement. Under the terms of the Retirement Agreement, we agreed to make certain retirement benefits available to the executive, including a cash retirement payment of approximately $1.5 million which was paid in one lump sum on January 3, 2017 and accelerated vesting of certain outstanding equity awards.  The retirement payment was recorded as accrued salaries in our balance sheet and as selling, general and administrative expense in our statements of operations as of and for the year ended December 31, 2016.

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
Among other things, the Fourth Amendment (a) decreased the aggregate commitments under the Credit Agreement from $125.0 million to $85.0 million, but maintained the $25.0 million uncommitted accordion feature pursuant to which commitments may be increased in the future; (b) amended the Leverage Ratio, and Rig Utilization and Fixed covenants; (c) amended the advance rate on Eligible Equipment for purposes of calculating the borrowing base; and (d) added a springing covenant associated with capital expenditures consistent with our previously announced capital plans.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. As of January 1, 2017, these capital spares are excluded from the calculation of our borrowing base.
Public Offering of Common Stock
On April 26, 2016, we completed an underwritten public offering of 13,225,000 shares of common stock at a price to the public of $3.50 per share. We received net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions and offering expenses.
We used the net proceeds from this offering to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.
Disposal of Drilling Equipment due to Rig Conversion and Impairment of our last Remaining Non-Walking Rig
During 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, omni-directional walking system and 7500psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and were replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.5 million related to the disposal of decommissioned drilling equipment that was no longer compatible with the converted rig. This upgraded rig was contracted and began working in 2016.
During 2015, we recorded an impairment charge of $3.6 million relating to the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve.
During 2016, we recorded an additional $1.8 million of disposal costs associated with the upgrade of the mud systems on our rigs to high pressure status. Additionally, there was a net loss of $0.1 million related to the sale or disposition of miscellaneous drilling equipment.
Initial Public Offering
In August 2014, we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, which included 1,500,000 shares of our common stock sold pursuant to the exercise by the underwriters in full of their Over-Allotment Option sale of the additional 1,500,000 shares of our common stock pursuant to the Over-Allotment Option on August 29, 2014. Our net proceeds from the offering were $116.5 million after deducting $7.6 million of underwriting discounts and commissions, as well as legal, accounting, printing and other expenses directly associated with the offering totaling $2.4 million.
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
Damage Sustained on 100 Series Rig
In March 2014, one of our non-walking drilling rigs suspended drilling operations due to damage to the rig’s mast and other operating equipment. The cost to repair and replace this equipment was covered by insurance, subject to a deductible.

While under repair, we upgraded this rig by adding a substructure and other equipment that included an omni-directional walking system. The cost of the upgrades were not covered by insurance. The repairs and upgrades were completed in October 2014. As a result, in 2014, we recorded an asset impairment charge of $4.7 million, representing an estimate of the damage sustained to the rig, as well as the carrying value of certain items that were discarded as a result of the upgrade. Additionally, we recorded $3.9 million in expected insurance proceeds for which we had received a partial proof of loss from the insurance company. As of December 31, 2014, $2.3 million of insurance proceeds had been collected. During 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.
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
Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. As a result of the significant downturn in industry conditions, we substantially reduced our rig construction activities during the fourth quarter of 2015 and into 2016. As a result, we began expensing a portion of our Galayda yard construction costs during the fourth quarter of 2015 and expect to continue expensing such costs until we resume continuous rig construction activities.
During 2016, our operating costs also included approximately $3.5 million of costs associated with the reactivation of seven idle and standby rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

Results of Operations
The following summarizes our financial and operating data for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
(In thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$70,062	$88,418	$70,347
Costs and expenses
Operating costs	43,277	52,087	42,654
Selling, general and administrative	16,144	14,483	12,222
Depreciation and amortization	23,808	21,151	16,181
Goodwill impairment and other charges	—	—	30,627
Asset impairments, net of insurance recoveries	3,822	2,708	1,711
Loss on disposition of assets, net	1,942	2,940	19
Total cost and expenses	88,993	93,369	103,414
Operating loss	(18,931)	(4,951)	(33,067)
Interest expense	(3,045)	(3,254)	(1,648)
Gain on warrant derivative	—	—	3,189
Loss before income taxes	(21,976)	(8,205)	(31,526)
Income tax expense (benefit)	202	(325)	(3,358)
Net loss	$(22,178)	$(7,880)	$(28,168)
Other financial and operating data
Number of completed rigs (end of year) (1)	14	14	11
Rig operating days (2)	3,385	3,732	2,944
Average number of operating rigs (3)	9.25	10.22	8.07
Rig utilization (4)	73.6%	85.0%	99.7%
Average revenue per operating day (5)	$19,661	$22,921	$22,723
Average cost per operating day (6)	$10,274	$12,857	$12,759
Average rig margin per operating day	$9,387	$10,064	$9,964
Oil price per Bbl (7) (end of year)	$53.75	$37.13	$53.45
Natural gas price per Mcf (8) (end of year)	$3.71	$2.28	$3.14

(1)
Number of completed rigs as of December 31, 2015 increased by three compared to the number of completed rigs as of December 31, 2014, reflecting the addition of three newly constructed rigs to our fleet.

(2)
Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the twelve months ended December 31, 2016 and 2015 there were 882.1 and 471.3 operating days in which the Company earned revenue on a standby basis, respectively, including

839.0 and 125.5 standby-without-crew days, respectively. During the twelve months ended December 31, 2014, there were 26.2 operating days in which the Company earned revenue on a standby basis, none of which were standby-without-crew days.

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

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $3.5 million, $2.9 million and $3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, and direct revenues associated with repair and service and other revenues from third-party drilling contractors of $0.2 million during the year ended December 31, 2014. Included in calculating average revenue per operating day for the year ended December 31, 2016 were $1.8 million of early termination revenues associated with a contract termination at the end of the first quarter of 2016.

(6)
Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $3.5 million, $2.9 million and $3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, (ii) new crew training costs of $0.5 million, $0.8 million and $1.8 million during the years ended December 31, 2016, 2015 and 2014, respectively, (iii) direct operating costs associated with repair and service and other revenues from third-party drilling contractors of $0.1 million during the year ended 2014, (iv) construction overhead costs expensed due to reduced rig construction activity of $1.5 million and $0.5 million during the years ended December 31, 2016 and 2015 and (v) rig reactivation costs associated with the redeployment of previously stacked rigs, excluding $0.5 million of new crew training costs (included in (ii) above), of $3.0 million during the year ended December 31, 2016.

(7)	WTI spot price as reported by the United States Energy Information Administration.

(8)	Henry Hub spot price as reported by the United States Energy Information Administration
Comparison of the years ended December 31, 2016 and 2015
Revenues
Revenues for the year ended December 31, 2016 were $70.1 million, representing a 20.8% decrease over revenues for the year ended December 31, 2015 of $88.4 million. This decrease was primarily related to a reduction in the average number of operating rigs between periods and lower average revenue per operating day. The average number of rigs operating declined to 9.25 during 2016, compared to 10.22 during 2015 and revenue per operating day decreased to $19,661 during 2016 compared to revenue per operating day of $22,921 during 2015. This decrease in average revenue per day resulted primarily from lower average day rates as compared to the prior year and an increase in rigs earning revenue on a standby-without-crew basis.
Operating Costs
Operating costs for the year ended December 31, 2016 were $43.3 million, representing a 16.9% decrease over operating costs for the year ended December 31, 2015 of $52.1 million. This decrease was related to a reduction in the average number of operating rigs and an increase in the number of rigs operating on a standby-without-crew basis during 2016 as they incurred minimal operating costs, partially offset by rig reactivation and crew staging costs of approximately $3.5 million related to seven rigs that were reactivated during 2016. On a cost per operating day basis, our cost per day decreased to $10,274 during 2016, compared to cost per day of $12,857 during 2015. This decrease was primarily due to an increase in the number of rigs earning revenue on a standby-without-crew basis during 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2016 were $16.1 million, representing a 11.5% increase over selling, general and administrative expenses for the year ended December 31, 2015 of $14.5 million. This increase primarily relates to the recognition of $1.5 million of expense associated with the retirement of our Chief Operating Officer as of June 30, 2016, and increased incentive compensation expense, offset by lower professional fees and other expenses as compared to the prior year.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2016 was $23.8 million, representing a 12.6% increase compared to $21.2 million for the year ended December 31, 2015. This increase was directly related to the introduction of new drilling rigs constructed or upgraded by us in 2015 and 2016. We begin depreciating our rigs on a straight-line basis when they commence drilling operations.
Asset Impairments, net of Insurance Recoveries
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of this review, we identified several non-standard items which, while fully functional, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment and we intend to market these assets in 2017. In connection with these proposed sales, due to the change in the estimated usage and holding period for these assets, we recorded, as asset impairment in our statement of operations, a fourth quarter non-cash charge of $3.8 million, to write down these assets to fair value less estimated cost to sell. We intend to use the cash generated through these sales to further upgrade and standardize our fleet. Such assets have been classified as held-for-sale on our December 31, 2016 balance sheet.
In 2015 we recorded an impairment charge of $3.6 million relating to the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve. Additionally, we recorded a net impairment of $0.4 million associated with damage to a driller's cabin as well as the impairment of various other drilling equipment during the twelve months ended December 31, 2015.
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
Loss on Disposition of Assets
A loss on the disposition of assets totaling $1.9 million was recorded for the twelve months ended December 31, 2016 compared to a loss on the disposition of assets totaling $2.9 million in the prior year comparable period.
During 2016, we upgraded mud pumps on five rigs and as a result disposed of certain related equipment for $1.8 million. Additionally, there was a net loss of $0.1 million related to the sale or disposition of miscellaneous drilling equipment.
During 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, multi-directional walking system and 7500psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.5 million related to the disposal of drilling equipment which was no longer compatible with the converted rig. Additionally in 2015, there was a loss of $0.4 million related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the year ended December 31, 2016 was $3.0 million, as compared to $3.3 million for the year ended December 31, 2015 primarily as a result of the paydown of debt of our credit facility with the proceeds from the secondary offering completed in April 2016. Additionally, as a result of the reductions in the aggregate commitments of our credit facility amended in April 2016 and October 2015, we wrote off $0.5 million and $0.4 million, respectively of unamortized deferred financing costs associated with the original and amended credit facility recorded prior to the April 2016 and October 2015 amendments.
Income Tax Expense (Benefit)
The income tax expense recorded for the year ended December 31, 2016 amounted to $0.2 million compared to an income tax benefit of $0.3 million for the year ended December 31, 2015. During 2015, we changed our method of calculating our allowable deduction for the Texas Margin Tax.  As a result, we filed an amended tax return in Texas for 2013 to claim a $0.1 million refund.  This refund was received in 2016. The effective tax rate was 0.9% for the year ended 2016 compared to 4.0% for the year ended 2015. All taxes in both the current and prior year relate to Texas Margin Tax.
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

Asset Impairments, net of Insurance Recoveries
During 2015 we recorded an impairment charge of $3.6 million relating to the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve. Additionally, we recorded a net impairment of $0.4 million associated with damage to a driller's cabin as well as the impairment of various other drilling equipment during the twelve months ended December 31, 2015.
In 2014, one of our non-walking drilling rigs suspended drilling operations due to damage to the rig’s mast and other operating equipment. The cost to repair and replace this equipment was covered by insurance, subject to a deductible. While under repair in 2014, we upgraded this rig by adding a substructure and other equipment that included an omni-directional walking system. The cost of the upgrades were not covered by insurance. As a result, in 2014, we recorded an asset impairment charge of $4.7 million, representing an estimate of the damage sustained to the rig, as well as the carrying value of certain items that were discarded as a result of the upgrade. Additionally, we recorded $3.9 million in expected insurance proceeds for which we had received a partial proof of loss from the insurance company. As of December 31, 2014, $2.3 million of insurance proceeds had been collected. During 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.
Loss on Disposition of Assets
A loss on the disposition of assets totaling $2.9 million was recorded for the twelve months ended December 31, 2015 compared to a loss on the disposition of assets totaling $19.0 thousand in the prior year comparable period. During the third quarter of 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, omni-directional walking system and 7500psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and replaced, including the rig's substructure and mud system components. As a result, we recorded a preliminary estimate of the loss on disposal of assets totaling $2.5 million related to the disposal of drilling equipment which was no longer compatible with the converted rig. Additionally in 2015, there was a loss of $0.4 million related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the year ended December 31, 2015 was $3.3 million, as compared to $1.6 million for the year ended December 31, 2014 primarily as a result of increased borrowings under our revolving credit facility. Additionally, as a result of the reduction in the aggregate commitments of our credit facility amended in October 2015, we wrote off $0.4 million of unamortized deferred financing costs associated with the original and amended credit facility recorded prior to the October 2015 amendment.
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

Liquidity and Capital Resources
Our liquidity as of December 31, 2016 included approximately $59.2 million of our $85.0 million commitment availability under our revolving credit facility and $7.1 million of cash.  The aggregate commitments under our revolving credit facility are currently $85.0 million, and the borrowing base under our credit facility at December 31, 2016, was $91.8 million. Our principal use of capital has been the construction of land drilling rigs, working capital and spare equipment to support our growing drilling operations. Our first drilling rig was completed and began operating in May 2012. As of December 31, 2016, we had 14 rigs, including thirteen completed 200 series ShaleDriller® rigs and one non-walking rig. We have the ability to upgrade our remaining non-walking rig to 200 series status when market conditions improve, but until such time this rig has been decommissioned. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our April 2016 public offering of common stock, and cash flows from operations and our revolving credit facility.

Public Offering of Common Stock
On April 26, 2016, we completed an underwritten public offering of 13,225,000 shares of common stock at a price to the public of $3.50 per share. We received net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions and offering expenses.
We used the net proceeds from this offering to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.
Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$16,973	$27,379	$3,809
Net cash used in investing activities	(20,058)	(72,219)	(112,686)
Net cash provided by financing activities	4,812	39,427	116,904
Net increase (decrease) in cash and cash equivalents	$1,727	$(5,413)	$8,027

Net Cash Provided By Operating Activities

Cash provided by operating activities was $17.0 million for the twelve months ended December 31, 2016 compared to $27.4 million during the same period in 2015. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2016 were lower as a result of an increase in net loss of $14.3 million, adjusted for non-cash items, of $35.0 million compared to $31.7 million in 2015. This was offset by working capital changes that increased cash flows from operating activities in 2016 by $4.2 million compared to $3.6 million in 2015.
Cash provided by operating activities was $27.4 million for the twelve months ended December 31, 2015 compared to cash provided by operating activities of $3.8 million during the same period in 2014. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during 2015 were higher as a result of an increase in net income, adjusted for non-cash items, of $23.8 million compared to $17.4 million in 2014. In addition, working capital changes increased cash flows from operating activities in 2015 by $3.6 million compared to a reduction of $13.6 million in 2014.
Net Cash Used In Investing Activities

Cash used in investing activities was $20.1 million for the twelve months ended December 31, 2016 compared to $72.2 million during the same period in 2015. This decrease was attributable to lower capital expenditures as a result of less favorable market conditions. Our primary activities in 2016 related to rig upgrades, purchases of long lead time items for future new build rigs and maintenance capital expenditures. During 2016, cash payments of $21.1 million for capital expenditures were offset by insurance proceeds of $0.2 million and proceeds from the sale of property, plant and equipment of $0.9 million. Cash payments during 2016 included approximately $4.5 million associated with equipment purchased in 2015. During the 2015 period, cash payments of $75.5 million for capital expenditures were offset by the receipt of insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.4 million.
Cash used in investing activities was $72.2 million for the twelve months ended December 31, 2015 compared to $112.7 million during the same period in 2014. Our primary investing activities in 2015 related to the construction of new rigs. Each new rig includes a full complement of drilling tubulars and inventory of spare parts and supplies. In addition, we also maintain an inventory of capital spare rig components and tubulars, which support, our entire rig fleet in the event any critical component of one of our rigs is damaged or requires repair. During 2015, cash payments of $75.5 million for capital expenditures to fund the completion of three ShaleDriller® rigs that had begun construction in 2014 and to begin the conversion of one of our non-walking rigs to a 200 series rig which was completed in the first quarter of 2016, were offset by the receipt of insurance proceeds of $2.9 million and proceeds from the sale of property, plant and equipment of $0.4 million. During 2014, we spent $115.4 million on capital expenditures to complete an additional four ShaleDriller® rigs, to upgrade one rig with a walking system, to begin the construction of an additional three ShaleDriller® rigs completed in 2015, to increase our inventory of critical spares, and for maintenance capital expenditures on existing rigs. This amount was partially offset by insurance proceeds of $2.0 million and proceeds from the sale of plant, property and equipment of $0.7 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $4.8 million for the twelve months ended December 31, 2016 compared to $39.4 million during the same period in 2015. During 2016, we received proceeds of $42.9 million from a public offering and made borrowings under our revolving credit facility of $49.0 million, offset by repayments under our revolving credit facility of $86.0 million, financing costs paid associated with the amendment to the credit facility of $0.2 million and the purchase of $0.4 million of treasury stock and payments for capital lease obligations of $0.5 million.
Cash provided by financing activities was $39.4 million for the twelve months ended December 31, 2015 compared to $116.9 million during the same period in 2014. During 2015, we made borrowings under our revolving credit facility of $140.6 million, offset by repayments under our revolving credit facility of $100.4 million, expenditures for deferred financing costs of $0.4 million and the purchase of treasury stock of $0.3 million. During 2014, we received proceeds of $116.5 million from our initial public offering and made borrowings under our revolving credit facility of $137.7 million, offset by repayments under our revolving credit facility of $134.9 million, financing costs paid of $2.1 million and the purchase of $0.2 million of treasury stock.

Future Liquidity Requirements

Our liquidity as of December 31, 2016 included approximately $59.2 million of availability of our $85.0 million commitment under our revolving credit facility and $7.1 million of cash. The aggregate commitments under our revolving credit facility are currently $85.0 million, and the borrowing base under our credit facility at December 31, 2016 was $91.8 million.

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
You should read "Item 1A Risk Factors" in particular, "Risks Related to Our Liquidity", for additional information regarding risks surrounding our operations and financial liquidity.
Long-term Debt
In November 2014, we entered into an amended and restated credit agreement (the “Credit Facility”) with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. In April 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. In October 2015, in light of market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants. In April 2016, we again amended the Credit Facility to reduce aggregate commitments to $85.0 million and further modify certain maintenance covenants. The obligations under the Credit Facility are secured by all of our assets and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.

Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 72.5% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. This advance rate declines 1.25% per quarter beginning January 1, 2017. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised three times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. The Credit Facility matures on November 5, 2018.
At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of December 31, 2016, the weighted average interest rate on our borrowings was 5.65%.
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
Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2017.
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
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving credit facility had agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. As of January 1, 2017, these capital spares are excluded from the calculation of our borrowing base. We had $25.8 million in outstanding borrowings under the Credit Facility at December 31, 2016. Remaining availability of our $85.0 million commitment under the Credit Facility was $59.2 million at December 31, 2016, based on the amended borrowing base formula, and we are currently in compliance with all covenants under the Credit Facility.
Contractual Obligations
As of December 31, 2016, we had contractual obligations as described below. Our obligations include non-cancelable capital leases, as well as "off balance sheet arrangements" whereby the liabilities associated with non-cancelable operating leases and unconditional purchase obligations are not fully reflected in our balance sheets.

(in thousands)	2017	2018	2019	Thereafter	Total
Credit facility	$—	$25,752	$—	$—	$25,752
Interest on long-term debt	1,731	1,561	—	—	3,292
Capital and operating lease payments	517	278	158	—	953
Purchase obligations	7,328	11,666	—	—	18,994
Total contractual obligations	$9,576	$39,257	$158	$—	$48,991
Our long-term debt as of December 31, 2016 consisted of amounts due under our revolving credit facility. Interest on long-term debt is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2016 under our revolving credit facility. We use our incremental borrowing rate at the inception of each capital lease to calculate the interest on the capital leases. Our capital leases relate to certain vehicles and our operating leases relate primarily to real estate and certain vehicles.

Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $5.2 million that could be forfeited if we were to cancel these orders.
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
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of this review, we identified several non-standard items which, while fully functional, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment and we intend to market these assets in 2017. In connection with these proposed sales, due to the change in the estimated usage and holding period for these assets, we recorded, as asset impairment in our statement of operations, a fourth quarter non-cash charge of $3.8 million, to write down these assets to fair value less estimated cost to sell. We intend to use the cash generated through these sales to further upgrade and standardize our fleet. Such assets have been classified as held-for-sale on our December 31, 2016 balance sheet.

For the years ended December 31, 2015 and 2014, due to depressed industry conditions, we carried out an impairment evaluation for each of our drilling rigs. Based on the evaluation, during the fourth quarter of 2015, we recorded an impairment of $3.6 million as "Asset impairments, net of insurance recoveries" related to the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve. Additionally, we also recorded an impairment, net of insurance recoveries, of $0.4 million associated with the damage to the driller's cabin and the impairment of various other drilling equipment during the year ended December 31, 2015. As of December 31, 2016, we determined that there were no conditions that existed that would suggest rig carrying values may not be recoverable.
Capitalized Interest
We capitalize interest costs related to rig construction projects. Interest costs are capitalized during the construction period based on the weighted average interest rate of the related debt. Capitalized interest for the years ended December 31, 2016, 2015 and 2014 amounted to $0.1 million, $0.9 million and $1.0 million, respectively.
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
Other Matters

Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets. See Note 11 in Part II “Item 8. Financial Statements and Supplementary Data” for additional information.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the early stages of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going-concern. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted this standard and began performing the assessments and making the required disclosures, if applicable, beginning at the end of fiscal year 2016. Our assessment determined that there was not substantial doubt of our ability to continue as a going-concern through February 28, 2018.

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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements with respect to revenue recognition as a lessor, and have engaged a third party expert to assist us on this evaluation process. Furthermore, the majority of our operating leases with lease terms greater than twelve months, where we are the lessee, are currently accounted for as capital leases.

In March 2016, the FASB issued an accounting standards update intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. This standard is not expected to have a significant impact on our financial statements primarily as a result of our U.S. federal tax status. We will elect to account for forfeitures of share-based compensation awards as they occur.

In May 2016, the FASB issued an accounting standards update to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction.  The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017.  We are currently in the early stages of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In August 2016, the FASB issued an accounting standards update to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We expect the implementation of this standard to change the classification of the described transactions within our Statement of Cash Flows.
In June 2016, the FASB issued additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for SEC filers for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are in the initial stages of evaluating the impact this guidance will have on our accounts receivable.

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
Interest Rate Risk
Total long-term debt at December 31, 2016 included $25.8 million of floating-rate debt attributed to borrowings at an average interest rate of 5.65%. As a result, our annual interest cost in 2017 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.57%) would be approximately $0.1 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2016; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 and above level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the U.S. rig count, as reported by Baker Hughes, to 741 on February 10, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
Due to this deterioration and stabilization of commodity prices well below previous highs, our customers are principally focused on their most economic wells, and driving cost and production efficiencies that deliver the most economic wells with the lowest capital costs. As a result of this drive towards production and cost efficiencies, operators are focusing more of their capital spending on horizontal drilling programs compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe the rapid market deterioration and stabilization of oil prices well below historical highs has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads utilizing “pad optimal” rig technology.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller rigs has improved. At December 31, 2016, twelve of our thirteen 200 Series rigs were under contract, and 100% of these rigs were under contract as of February 15, 2017. In addition to improving utilization, contract tenors are improving with customers being willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if commodity prices were to fall below $50 for any sustained period of time, market conditions and demand for our products and services could deteriorate.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Independence Contract Drilling, Inc.
Houston, Texas
We have audited the accompanying balance sheets of Independence Contract Drilling, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule as of and for the years ended December 31, 2016 and 2015 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Contract Drilling, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2016 and 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth within.
/s/ BDO USA, LLP
Houston, Texas
February 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Independence Contract Drilling, Inc.

In our opinion, the statements of operation, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Independence Contract Drilling, Inc. for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, TX
March 16, 2015

Independence Contract Drilling, Inc.
Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$7,071	$5,344
Accounts receivable, net	11,468	18,240
Inventories	2,336	2,317
Assets held for sale	3,915	—
Prepaid expenses and other current assets	3,102	3,436
Total current assets	27,892	29,337
Property, plant and equipment, net	273,188	283,378
Other long-term assets, net	1,027	2,074
Total assets	$302,107	$314,789
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$441	$—
Accounts payable	10,031	8,584
Accrued liabilities	7,821	10,206
Total current liabilities	18,293	18,790
Long-term debt	26,078	62,708
Deferred income taxes	396	193
Other long-term liabilities	88	361
Total liabilities	44,855	82,052
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 37,831,723 and 24,539,937 shares issued, respectively; and 37,617,920 and 24,403,659 shares outstanding, respectively	376	244
Additional paid-in capital	323,918	276,948
Accumulated deficit	(65,347)	(43,169)
Treasury stock, at cost, 213,803 and 136,278 shares, respectively	(1,695)	(1,286)
Total stockholders’ equity	257,252	232,737
Total liabilities and stockholders’ equity	$302,107	$314,789
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$70,062	$88,418	$70,347
Costs and expenses
Operating costs	43,277	52,087	42,654
Selling, general and administrative	16,144	14,483	12,222
Depreciation and amortization	23,808	21,151	16,181
Goodwill impairment and other charges	—	—	30,627
Asset impairments, net of insurance recoveries	3,822	2,708	1,711
Loss on disposition of assets, net	1,942	2,940	19
Total cost and expenses	88,993	93,369	103,414
Operating loss	(18,931)	(4,951)	(33,067)
Interest expense	(3,045)	(3,254)	(1,648)
Gain on warrant derivative	—	—	3,189
Loss before income taxes	(21,976)	(8,205)	(31,526)
Income tax expense (benefit)	202	(325)	(3,358)
Net loss	$(22,178)	$(7,880)	$(28,168)
Loss per share:
Basic and diluted	$(0.67)	$(0.33)	$(1.65)
Weighted average number of common shares outstanding:
Basic and diluted	33,118	23,904	17,078
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2013	12,397,900	$124	$152,615	$(7,121)	$(746)	$144,872
Restricted stock issued	576,096	6	(6)	—	—	—
Public offering, net of offering costs of $10,042	11,500,000	115	116,343	—	—	116,458
Purchase of treasury stock	(18,287)	—	—	—	(225)	(225)
Stock-based compensation	—	—	3,799	—	—	3,799
Net loss	—	—	—	(28,168)	—	(28,168)
Balances at December 31, 2014	24,455,709	$245	$272,751	$(35,289)	$(971)	$236,736
Restricted stock forfeited	(14,419)	—	—	—	—	—
Restricted stock units vested	13,636	—	—	—	—	—
Purchase of treasury stock	(51,267)	(1)	1	—	(315)	(315)
Stock-based compensation	—	—	4,196	—	—	4,196
Net loss	—	—	—	(7,880)	—	(7,880)
Balances at December 31, 2015	24,403,659	$244	$276,948	$(43,169)	$(1,286)	$232,737
Restricted stock forfeited	(8,182)	—	—	—	—	—
Restricted stock units vested	74,968	—	—	—	—	—
Purchase of treasury stock	(77,525)	—	—	—	(409)	(409)
Public offering, net of offering costs of $3,368	13,225,000	132	42,788	—	—	42,920
Stock-based compensation	—	—	4,182	—	—	4,182
Net loss	—	—	—	(22,178)	—	(22,178)
Balances at December 31, 2016	37,617,920	$376	$323,918	$(65,347)	$(1,695)	$257,252
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(22,178)	$(7,880)	$(28,168)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	23,808	21,151	16,181
Goodwill impairment and other charges	—	—	30,627
Asset impairments, net of insurance recoveries	3,822	2,708	1,711
Stock-based compensation	4,249	3,542	3,143
Stock-based compensation - executive retirement	(67)	—	—
Gain on warrant derivative	—	—	(3,189)
Loss on disposition of assets, net	1,942	2,940	19
Deferred income taxes	203	193	(3,742)
Amortization of deferred financing costs	532	629	668
Write-off of deferred financing costs	504	394	—
Bad debt expense	—	132	123
Changes in operating assets and liabilities
Accounts receivable	6,772	755	(10,161)
Inventories	55	(263)	(1,356)
Prepaid expenses and other assets	212	(853)	(1,313)
Accounts payable and accrued liabilities	(2,881)	4,339	(985)
Income taxes payable	—	(408)	251
Net cash provided by operating activities	16,973	27,379	3,809
Cash flows from investing activities
Purchases of property, plant and equipment	(21,106)	(75,532)	(115,388)
Proceeds from insurance claims	188	2,899	2,038
Proceeds from the sale of assets	860	414	664
Net cash used in investing activities	(20,058)	(72,219)	(112,686)
Cash flows from financing activities
Borrowings under credit facility	49,048	140,610	137,681
Repayments under credit facility	(86,004)	(100,421)	(134,942)
Initial public offering proceeds, net of offering costs of $10,042	—	—	116,458
Public offering proceeds, net of offering costs of $3,368	42,920	—	—
Purchase of treasury stock	(409)	(315)	(225)
Financing costs paid	(217)	(447)	(2,068)
Payments for capital lease obligations	(526)	—	—
Net cash provided by financing activities	4,812	39,427	116,904
Net increase (decrease) in cash and cash equivalents	1,727	(5,413)	8,027
Cash and cash equivalents
Beginning of year	5,344	10,757	2,730
End of year	$7,071	$5,344	$10,757
The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Notes to Financial Statements

1. Nature of Operations and Recent Developments
Except as expressly stated or the context otherwise requires, the terms "we," "us," "our," "ICD," and the "Company" refer to Independence Contract Drilling, Inc.
We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a fleet comprised entirely of custom designed ShaleDriller® rigs.
Our standardized fleet currently consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 series rigs equipped with our integrated omni-directional walking system. We have the ability to upgrade our remaining non-walking rig to 200 series status when market conditions improve, but until such time this rig has been decommissioned and we do not intend to market it. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Twelve of our fourteen rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions and the Eagle Ford Shale, as well.
Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the U.S., and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the U.S. and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.
Oil and Natural Gas Prices and Drilling Activity
Oil prices began to decline in the second half of 2014, declined further during 2015 and remained low in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015 and reached a low of $26.19 on February 11, 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller rigs has improved. At December 31, 2016, twelve of our thirteen 200 Series rigs were under contract, and 100% of these rigs were under contract as of February 15, 2017. In addition to improving utilization, contract tenors are improving with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.

Assets Held for Sale
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of this review, we identified several non-standard items which, while fully functional, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment and we intend to market these assets in 2017. In connection with these proposed sales, due to the change in the estimated usage and holding period for these assets, we recorded, as asset impairment in our statement of operations, a fourth quarter non-cash charge of $3.8 million, to write down these assets to fair value less estimated cost to sell. We intend to use the cash generated through these sales to further upgrade and standardize our fleet. Such assets have been classified as held-for-sale on our December 31, 2016 balance sheet.
Retirement and Resignation of President and Chief Operating Officer
On June 10, 2016, our President and Chief Operating Officer announced his retirement as an officer and director of ICD effective June 30, 2016.  In connection with his retirement, we entered into a Retirement Agreement on June 9, 2016 (the “Retirement Agreement”), setting out certain terms and conditions governing the executive’s retirement. Under the terms of the Retirement Agreement, we agreed to make certain retirement benefits available to the executive, including a cash retirement payment of approximately $1.5 million which was paid in one lump sum on January 3, 2017 and accelerated vesting of certain outstanding equity awards.  The retirement payment was recorded as accrued salaries in our balance sheet and as selling, general and administrative expense in our statements of operations as of and for the year ended December 31, 2016.
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
Among other things, the Fourth Amendment (a) decreased the aggregate commitments under the Credit Agreement from $125.0 million to $85.0 million, but maintained the $25.0 million uncommitted accordion feature pursuant to which commitments may be increased in the future; (b) amended the Leverage Ratio, and Rig Utilization and Fixed covenants; (c) amended the advance rate on Eligible Equipment for purposes of calculating the borrowing base; and (d) added a springing covenant associated with capital expenditures consistent with our previously announced capital plans.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. As of January 1, 2017, these capital spares are excluded from the calculation of our borrowing base.
Public Offering of Common Stock
On April 26, 2016, we completed an underwritten public offering of 13,225,000 shares of common stock at a price to the public of $3.50 per share. We received net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions and offering expenses.
We used the net proceeds from this offering to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.

Disposal of Drilling Equipment due to Rig Conversion and Impairment of our last Remaining Non-Walking Rig
During 2015, we began to convert one of our non-walking rigs to pad optimal status, equipped with our 200 series substructure, omni-directional walking system and 7500psi mud system. As part of this rig conversion, key components of the prior rig were decommissioned and replaced, including the rig's substructure and various mud system components which were no longer compatible with the converted rig. As a result, we recorded a preliminary estimate of the related disposal loss totaling $2.5 million. Additionally in 2015, we impaired the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve.
Initial Public Offering

In August 2014, we sold an aggregate of 11,500,000 shares of our common stock at a price to the public of $11.00 per share, which included 1,500,000 shares of our common stock sold pursuant to the exercise by the underwriters in full of their Over-Allotment Option sale of the additional 1,500,000 shares of our common stock pursuant to the Over-Allotment Option on August 29, 2014. Our net proceeds from the offering were $116.5 million after deducting $7.6 million of underwriting discounts and commissions, as well as legal, accounting, printing and other expenses directly associated with the offering totaling $2.4 million.

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

Damage Sustained on 100 Series Rig

In March 2014, one of our non-walking drilling rigs suspended drilling operations due to damage to the rig’s mast and other operating equipment. The cost to repair and replace this equipment was covered by insurance, subject to a deductible. While under repair, we upgraded this rig by adding a substructure and other equipment that included an omni-directional walking system. The cost of the upgrades were not covered by insurance. The repairs and upgrades were completed in October 2014. As a result, in 2014, we recorded an asset impairment charge of $4.7 million, representing a preliminary estimate of the damage sustained to the rig ($2.9 million), as well as the impairment of certain items that were discarded as a result of the upgrade ($1.8 million). Additionally, we recorded $3.9 million in expected insurance proceeds for which we had received a partial proof of loss from the insurance company. As of December 31, 2014, $2.3 million of insurance proceeds had been collected. During the first quarter of 2015, we received a final payment of $2.9 million from the insurance company, and recognized an additional $1.3 million insurance recovery, representing the excess of the insurance recovery over the total impairment attributable to the damage to the rig.

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
Accounts Receivable
Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of current individual accounts. Receivables are written off when they are deemed to be uncollectible. The allowance for doubtful accounts totaled $8 thousand as of December 31, 2016 and 2015.

Inventories
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
In October 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment will create operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of this review, we identified several non-standard items which, while fully functional, are less than optimal from an operations perspective. We believe there are opportunities to sell this equipment and we intend to market these assets in 2017. In connection with these proposed sales, due to the change in the estimated usage and holding period for these assets, we recorded, as asset impairment in our statement of operations, a fourth quarter non-cash charge of $3.8 million, to write down these assets to fair value less estimated cost to sell. We intend to use the cash generated through these sales to further upgrade and standardize our fleet. Such assets have been classified as held-for-sale on our December 31, 2016 balance sheet.
    For the years ended December 31, 2015 and 2014, due to depressed industry conditions, we carried out an impairment evaluation for each of our drilling rigs. Based on the evaluation, during the fourth quarter of 2015, we recorded an impairment of $3.6 million as "Asset impairments, net of insurance recoveries" related to the substructure, mast and various other rig components of our last remaining non-walking rig due to its limited marketability in its current configuration given market conditions. We have the ability to upgrade this rig when market conditions improve. Additionally, we also recorded an impairment, net of insurance recoveries, of $0.4 million associated with the damage to the driller's cabin and the impairment of various other drilling equipment during the years ended December 31, 2015. During the year ended December 31, 2014, we recorded an impairment of $4.7 million associated with the damage to one of our non-walking rigs. As of December 31, 2016, we determined there were no conditions that existed that would suggest the rig carrying values may not be recoverable.
Construction in progress represents the costs incurred for drilling rigs that remain under construction at the end of the period. This includes third party costs relating to the purchase of rig components as well as labor, material and other identifiable direct and indirect costs associated with the construction of the rig.

Capitalized Interest
We capitalize interest costs related to rig construction projects. Interest costs are capitalized during the construction period based on the weighted average interest rate of the related debt. Capitalized interest amounted to $0.1 million, $0.9 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We had no goodwill recorded on our balance sheets as of December 31, 2016 and December 31, 2015.
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
Identifiable intangibles are evaluated for impairment at the end of each reporting period if events occur or circumstances change that would more likely than not reduce the fair value of the intangibles below their carrying amounts.  During the fourth quarter of 2014, as a result of the significant downturn in industry conditions in late 2014 and the related uncertainty regarding demand for our drilling services and new rig construction, we re-evaluated the cost efficiencies to be realized in future rig construction.  As a result of this evaluation, and the economic environment, management reassessed the remaining useful life of our rig manufacturing intellectual property reducing it from 7.2 years to zero years. As a result of this revised estimate, we recorded additional amortization expense of $19.6 million which was included in "Goodwill impairment and other charges" in the accompanying statements of operations.
Amortization expense recorded in the caption depreciation and amortization in our statement of operations was $2.7 million for the year ended December 31, 2014.
We had no identifiable intangible assets recorded on our balance sheets as of December 31, 2016 and 2015.
Financial Instruments and Fair value
The carrying value of certain of our assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value due to the short-term nature of such instruments.
Our financial instruments that are subject to fair value measurements consist of the GES Warrant (the "GES Warrant")and long-term debt.

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
Our financial instrument that is subject to recurring fair value measurements is a warrant to purchase approximately 2.2 million shares of our common stock, held by Global Energy Services Operating, LLC ("GES"), which expired unexercised on March 2, 2015.
The warrant contained a provision that protected the holder from a decline in the issue price of our common stock, or a “down-round” provision. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. As a result of this provision, we accounted for this warrant as a liability. Following our initial public offering completed on August 13, 2014, and the full exercise of the Over-Allotment Option on August 29, 2014, the exercise price of the GES Warrant was reduced from $12.74 per share to $11.37 per share.
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
The following provides a reconciliation of financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

December 31,
(in thousands)	2014
Beginning balance	$3,189
Issuance of GES warrant	—
Gain on warrant derivative	(3,189)
Ending balance	$—
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 4.7%. The fair value of our lease obligations is determined using level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt totaled $26.6 million and $59.7 million as of December 31, 2016 and 2015, respectively, compared to a carrying amount of $26.1 million and $62.7 million as of December 31, 2016 and 2015, respectively.

Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a nonrecurring basis, which primarily consisted of the fair value of measurements of goodwill, intangibles and property, plant and equipment for impairment purposes. There were no transfers between levels of the hierarchy for the years ended December 31, 2016 and 2015.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the early stages of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going-concern. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted this standard and began performing the assessments and making the required disclosures, if applicable, beginning at the end of fiscal year 2016. Our assessment determined that there was not substantial doubt of our ability to continue as a going-concern through February 28, 2018.

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

In February 2016, the FASB issued an accounting standards update to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements with respect to revenue recognition as a lessor, and have engaged a third party expert to assist us on this evaluation process. Furthermore, the majority of our operating leases with lease terms greater than twelve months, where we are the lessee, are currently accounted for as capital leases.

In March 2016, the FASB issued an accounting standards update intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. This standard is not expected to have a significant impact on our financial statements primarily as a result of our U.S. federal tax status. We will elect to account for forfeitures of share-based compensation awards as they occur.

In May 2016, the FASB issued an accounting standards update to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction.  The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017.  We are currently in the early stages of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In August 2016, the FASB issued an accounting standards update to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We expect the implementation of this standard to change the classification of the described transactions within our Statement of Cash Flows.
In June 2016, the FASB issued additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for SEC filers for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are in the initial stages of evaluating the impact this guidance will have on our accounts receivable.

3. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2016	2015
Rig components and supplies	$2,336	$2,317
We determined that no reserve for obsolescence was needed at December 31, 2016 or 2015. No inventory obsolescence expense was recognized during the years ended December 31, 2016 and 2015.
4. Property, Plant and Equipment
Major classes of property, plant, and equipment, which include capital lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2016	2015
Land	$1,344	$1,344
Buildings	4,206	4,115
Drilling rigs and related equipment	294,002	288,094
Machinery, equipment and other	1,571	1,469
Capital leases	1,129	—
Vehicles	405	285
Software	806	806
Construction in progress	31,974	28,313
Total	$335,437	$324,426
Less: Accumulated depreciation	(62,249)	(41,048)
Total Property, plant and equipment, net	$273,188	$283,378
Repairs and maintenance expense included in operating costs in our statements of operations totaled $7.7 million, $10.5 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense was $23.8 million, $21.2 million and $13.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, property, plant and equipment in our balance sheets included $0.8 million of equipment under capital lease, net of $0.3 million of accumulated amortization.  There were no capital leases as of December 31, 2015.  This equipment consists entirely of vehicles used in our operations.
5. Supplemental Balance Sheet and Cash Flow Information
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Accrued salaries and other compensation	$3,784	$2,050
Insurance	787	600
Deferred revenues	1,139	4,591
Property, sales and other tax	1,943	2,585
Other	168	380
	$7,821	$10,206
Supplemental cash flow information:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,198	$3,173	$1,907
Cash (received) paid during the year for taxes	(133)	22	135
Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation capitalized as property, plant and equipment	—	654	656
Change in property, plant and equipment purchases in accounts payable	1,670	(14,750)	17,318
Additions to property, plant & equipment through capital leases	1,293	—	—
6. Long-term Debt
Our Long-term Debt consisted of the following:

	December 31,
(in thousands)	2016	2015
Credit facility due November 5, 2018	$25,752	$62,708
Capital lease obligations	767	—
	26,519	62,708
Less: current portion	(441)	—
Long-term debt	$26,078	$62,708

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

Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 72.5% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. This advance rate declines 1.25% per quarter beginning January 1, 2017. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised three times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. The Credit Facility matures on November 5, 2018.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of December 31, 2016, the weighted average interest rate on our borrowings was 5.65%.
The amended Credit Facility contains various financial covenants including a leverage covenant, springing fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions; redeem subordinated indebtedness; make certain types of investments or make other restricted payments; create or incur liens; consummate a merger; consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of December 31, 2016, we are in compliance with these covenants.
Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA as well as up to $2.0 million per year of previously capitalized construction costs that may be incurred in 2017.
The Credit Facility provides that an event of default may occur if a material adverse change to ICD occurs, which is considered a subjective acceleration clause under applicable accounting rules. In accordance with ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The Fourth Amendment reduced the requirement for a mandatory lock-box trigger from $15.0 million of availability under the Credit Facility to $10.0 million of availability under the Credit Facility.
In addition, in connection with the execution of the Fourth Amendment, the Administrative Agent under our revolving Credit Facility had agreed to include certain capital spare equipment in the calculation of our borrowing base through December 31, 2016. As of January 1, 2017, these capital spares are excluded from the calculation of our borrowing base.

We had $25.8 million in outstanding borrowings under the Credit Facility at December 31, 2016. Remaining availability of our $85.0 million commitment under the Credit Facility was $59.2 million at December 31, 2016, based on the borrowing base formula.

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

7. Income Taxes
The components of the income tax benefit are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(1)	(518)	384
	$(1)	$(518)	$384
Deferred:
Federal	$—	$—	$(3,656)
State	203	193	(86)
	$203	$193	$(3,742)
Income tax expense (benefit)	$202	$(325)	$(3,358)
The following is a reconciliation of the income tax benefit that was recorded compared to taxes provided at the U.S. statutory rate:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income tax benefit at the statutory federal rate (35%)	$(7,691)	$(2,871)	$(11,034)
Warrant	—	—	(1,116)
Goodwill impairment	—	—	3,852
Nondeductible expenses	23	148	143
Valuation allowance	7,063	2,261	4,449
State taxes, net of federal benefit	204	(211)	105
Stock-based compensation and other	603	348	243
Income tax expense (benefit)	$202	$(325)	$(3,358)
Effective tax rate	0.9%	4.0%	10.7%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2016	2015
Deferred income tax assets
Bad debts	$3	$3
Stock-based compensation	3,050	2,740
Accrued liabilities and other	49	52
Deferred revenue	413	1,775
Net operating losses	31,130	17,402
Total net deferred tax assets	$34,645	$21,972
Deferred income tax liabilities
Prepaids	$(378)	$(368)
Property, plant and equipment	(20,890)	(15,087)
Total net deferred tax liabilities	$(21,268)	$(15,455)
Valuation allowance	$(13,773)	$(6,710)
Net deferred tax liability	$(396)	$(193)
At December 31, 2016, we had a total net operating loss ("NOL") carryforward of $87.8 million of federal NOL carryforwards, which begin expiring in 2031.  During 2015, we filed amended federal tax returns for 2012 and 2013 to change our method of calculating tax depreciation.  This resulted in a reduction of the federal NOL and corresponding deferred income tax asset associated with it.  It also resulted in an offsetting decrease in the deferred income tax liability associated with the property, plant and equipment.  The net tax effect of these amended returns on our deferred income tax position is zero.
Also during 2015, we changed our method of calculating our allowable deduction for the Texas Margin Tax.  As a result, we filed an amended tax return in Texas for 2013 to claim a $0.1 million refund.  This refund was received in 2016.
Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. The Company believes it incurred an ownership change in April 2016.  The Company believes that it will be subject to an annual limitation on the usage of its NOL, however, the Company also believes that the entire NOL that existed in April 2016 will be fully available to the Company over the life of the NOL carryforward period.  Management will continue to monitor the potential impact of Section 382 with respect to its NOL carryforward.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2016, we had no unrecognized tax benefits. We file income tax returns in the U.S. and in various state jurisdictions.  With few exceptions, we are subject to U.S. federal, state and local income tax examinations by tax authorities for tax periods 2011 and forward. Our federal and state tax returns for 2011 and subsequent years remain subject to examination by tax authorities. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.
In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. During 2014, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance.  We came to the same conclusion as of December 31, 2015 and 2016. All of our deferred tax liability as of December 31, 2016 relates to Texas Margin Tax.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Statement of Operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.

8. Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and to non-employee directors. The 2012 plan was subsequently amended in August 2014 and June 2016. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 4,754,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of December 31, 2016, approximately 1,693,651 shares were available for future awards.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Compensation cost recognized:
Stock options	$81	$430	$1,133
Restricted stock and restricted stock units	4,101	3,766	2,666
Total stock-based compensation	$4,182	$4,196	$3,799
Approximately $0.0 million, $0.7 million and $0.7 million in stock-based compensation was capitalized in connection with rig construction activity during the years ended December 31, 2016, 2015 and 2014, respectively.
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
In February 2013, we granted an additional 119,320 stock options that vest over four years. No stock options were granted during the years ended December 31, 2016, 2015 or 2014.
No options were exercised during the years ended December 31, 2016, 2015 or 2014. It is our policy that in the future any shares issued upon option exercise will be issued initially from any available treasury shares or otherwise as newly issued shares.
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
The following summary reflects the stock option activity and related information for the year ended December 31, 2016:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	956,653	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	(20,933)	12.74
Outstanding at December 31, 2016	935,720	$12.74
Exercisable at December 31, 2016	935,720	$12.74

A summary of our unvested stock options and the changes during the year ended December 31, 2016 is presented below:

	Outstanding	Weighted Average Grant- Date Fair Value
Unvested as of January 1, 2016	104,143	$3.88
Granted	—	—
Vested	(96,293)	3.92
Forfeited/expired	(7,850)	3.36
Unvested as of December 31, 2016	—	$—
The number of options exercisable at December 31, 2016 was 935,720 with a weighted average remaining contractual life of 4.7 years years and a weighted-average exercise price of $12.74 per share.

As of December 31, 2016, there was no unrecognized compensation cost related to outstanding stock options. The fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $1.1 million and $1.2 million, respectively.
Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2016, there was $1.0 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 0.4 years.
A summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	388,265	$10.80
Granted	—	—
Vested	(232,715)	10.87
Forfeited/expired	(8,182)	11.15
Outstanding at December 31, 2016	147,368	$10.67
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three year cliff vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based RSUs is based on our three year total shareholder return ("TSR") as measured against a three year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA ("CEBITDA"), as defined in the restricted stock unit agreement, over a three year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs. The fair value of the CEBITDA performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2016, there was $2.5 million of total unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 0.9 years.

The assumptions used to value our TSR market-based RSUs granted during the year ended December 31, 2014 were a a risk-free interest rate of 0.08%, an expected volatility of 44.1% and an expected dividend yield of 0.0%. Based on the Monte

Carlo simulation, these RSUs were valued at $16.74. There were no such RSU's granted during the year ended December 31, 2015.
The assumptions used to value our TSR market-based RSUs granted during the year ended December 31, 2016 were a a risk-free interest rate of 0.93%, an expected volatility of 56.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these RSUs were valued at $4.15.

A summary of the status of our RSUs as of December 31, 2016, and of changes in RSUs outstanding during the year ended December 31, 2016, is as follows:

	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2016	463,413	$12.97
Granted	814,170	4.01
Vested and converted	(66,445)	11.69
Forfeited/expired	(180,480)	6.09
Outstanding at December 31, 2016	1,030,658	$7.18

9. Stockholders’ Equity and Loss per Share
As of December 31, 2016, we had a total of 37,617,920 shares of common stock, $0.01 par value, outstanding, including 147,368 shares of restricted stock. We also had 213,803 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

	For the Years Ended December 31,
(in thousands, except for per share data)	2016	2015	2014
Net loss (numerator)	$(22,178)	$(7,880)	$(28,168)
Loss per share:
Basic and diluted	$(0.67)	$(0.33)	$(1.65)
Shares (denominator):
Weighted-average number of shares outstanding-basic	33,118	23,904	17,078
Net effect of dilutive stock options, warrants and restricted stock units	—	—	—
Weighted-average common shares outstanding-diluted	33,118	23,904	17,078
For all years presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options, warrants and restricted stock units because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 935,720, 956,653, and 963,196 during the years ended December 31, 2016, 2015 and 2014, respectively. A warrant to purchase 2,198,000 shares of our common stock was anti-dilutive in each of the years ended December 31, 2015 and 2014 and expired unexercised March 31, 2015. RSUs, which are not participating securities and are excluded from our diluted loss per share because they are anti-dilutive were 1,030,658, 463,413 and 516,774, for the years ended December 31, 2016, 2015 and 2014, respectively.
10. Segment and Geographical Information
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
11. Commitments and Contingencies
Purchase Commitments
As of December 31, 2016, we had outstanding purchase commitments to a number of suppliers totaling $19.0 million related primarily to the construction of drilling rigs. We have paid deposits of $5.2 million related to these commitments.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating and capital leases. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to December 31, 2016, were as follows:

(in thousands)
2017	$517
2018	278
2019	158
Thereafter	—
$953
Rent expense was $2.3 million, $3.6 million, and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Employment Agreements
We have entered into employment agreements with two key executives, with original terms of three years, that automatically extend a year prior to expiration, provided that neither party has provided a written notice of termination before that date.   These agreements provide for aggregate minimum annual cash compensation of $0.8 million and aggregate cash severance payments totaling $2.9 million for termination by ICD without cause, or termination by the employee for good reason, both as defined in the agreements.
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
12. Concentration of Market and Credit Risk
We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2016, these customers included Parsley Energy, LP (22%), Silver Hill Energy Partners, LLC (17%), Pioneer Natural Resources USA, Inc. (16%) and Anadarko Petroleum Corporation (11%). For 2015, these customers included Parsley Energy, LP (18%), Pioneer Natural Resources USA, Inc. (18%), Laredo Petroleum, Inc. (14%), COG Operating, LLC, a subsidiary of Concho Resources, Inc. (13%) and Elevation Resources, LLC (11%). For 2014, these customers included Laredo Petroleum, Inc. (22%), Apache Corporation (21%), COG Operating, LLC, a subsidiary of Concho Resources, Inc. (21%) and BOPCO, L.P. (20%).
As of December 31, 2016, Parsley Energy, LP (20%), Pioneer Natural Resources USA, Inc. (19%), GEP Haynesville, LLC (17%), Energen Corporation (16%), Anadarko Petroleum Corporation (14%) and Silver Hill Energy Partners, LLC (14%) accounted for 10% or more of our accounts receivable. As of December 31, 2015, Devon Energy Corporation (27%), Parsley Energy LP (18%), Pioneer Natural Resources USA, Inc. (17%) and Anadarko Petroleum Corporation (13%) accounted for 10% or more of our accounts receivable. As of December 31, 2014, Apache Corporation (22%), COG Operating, LLC, a subsidiary of Concho Resources, Inc. (20%), BOPCO, L.P. (18%), Laredo Petroleum, Inc. (16%) and Pioneer Natural Resources USA, Inc. (11%) accounted for 10% or more of our accounts receivable.
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
We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2016, we had approximately $6.3 million in cash and cash equivalents in excess of FDIC limits. Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them.
13. Related Parties and Other Matters
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. One of our directors was a director of the ultimate parent company of GES as of December 31, 2016, and one of our directors was a director of the ultimate parent company of GES through May 31, 2015. The director who continues to serve as a director of the ultimate parent company of GES is also the director of a fund that owned a portion of the ultimate parent company of GES as of December 31, 2016. We did not make any purchases from GES during the twelve months ended December 31, 2016 or 2015.
We purchased certain items used in the construction of our drilling rigs from a former affiliate of GES. This vendor was sold by GES to a third party during the second quarter of 2015 and was no longer a related party. Total purchases from the vendor while it was a related party amounted to $1.2 million and $2.2 million, during the twelve months ended December 31, 2015 and 2014, respectively. We had outstanding payables with this vendor totaling $0.5 million as of December 31, 2014.
One of our directors was a director of one of our vendors during 2016, 2015 and 2014, from which we purchase oilfield equipment and related supplies. Total purchases from this vendor were $1.3 million, $5.1 million and $8.6 million in 2016, 2015 and 2014, respectively. We had outstanding payables of $20.0 thousand, $0.1 million and $0.4 million as of December 31, 2016, 2015 and 2014, respectively.
From the beginning of 2015 through the second quarter of 2016, the son of an executive officer and director of the Company worked in a sales capacity at, and became a minority owner of, a vendor from which we purchase oilfield equipment and related supplies. Total purchases from this vendor through the second quarter of 2016 and for the year ended December 31, 2015 were $0.1 million and $0.1 million, respectively. We had outstanding accounts payables of $12.0 thousand and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. Prior to 2015, the son of this executive officer and director worked in a sales capacity at a separate vendor from whom we purchase oilfield equipment and related supplies.  Total purchases from that vendor were $1.7 million in 2014.  We had outstanding payables with that vendor of $0.6 million as of December 31, 2014.
14. Unaudited Quarterly Financial Data
A summary of our unaudited quarterly financial data is as follows:

	Year Ended December 31, 2016
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31
Revenue	$22,455	$15,155	$14,464	$17,988
Operating income (loss)	567	(3,101)	(6,710)	(9,687)
Income tax expense	4	31	32	135
Net loss	(414)	(4,191)	(7,198)	(10,375)
Loss per share:
Basic and diluted	$(0.02)	$(0.12)	$(0.19)	$(0.28)

	Year Ended December 31, 2015
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31
Revenue	$22,306	$21,082	$21,344	$23,686
Operating income (loss)	1,532	160	(2,841)	(3,802)
Income tax (benefit) expense	(155)	95	(326)	61
Net income (loss)	1,375	(652)	(3,377)	(5,226)
Earnings (loss) per share:
Basic and diluted	$0.06	$(0.03)	$(0.14)	$(0.22)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2016:
Allowance for doubtful accounts	$8	$—	$—	$8
Valuation allowance for deferred tax assets	$6,710	$7,063	$—	$13,773
Year Ended December 31, 2015:
Allowance for doubtful accounts	$129	$132	$(253)	$8
Valuation allowance for deferred tax assets	$4,449	$2,261	$—	$6,710
Year Ended December 31, 2014:
Allowance for doubtful accounts	$93	$123	$(87)	$129
Valuation allowance for deferred tax assets	$—	$4,449	$—	$4,449

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2016.
Attestation Report of the Independent Registered Public Accounting Firm
Pursuant to the provisions of the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company.”

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2016.
Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all our officers and employees, a Code of Ethics for Senior Officers of the Company and a Code of Business Conduct and Ethics for Directors, which applies to all our directors. A copy of each of these codes of business conduct and ethics is available on our website at http://icdrilling.investorroom.com. Stockholders may also request a printed copy of either code of business conduct and ethics, free of charge, by contacting us at Independence Contract Drilling, Inc., 11601 N. Galayda Street, Houston, TX  77086 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Any waiver of any of the codes of business conduct and ethics for executive officers or directors may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Amendments to either code of business conduct and ethics must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

ITEM 11.     EXECUTIVE COMPENSATION
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2016.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2016.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2016.

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	February 28, 2017	By:	/s/ Byron A. Dunn
			Name:	Byron A. Dunn
			Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
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

Date
February 28, 2017	By:	/s/ Byron A. Dunn
		Name:	Byron A. Dunn
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2017	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

February 28, 2017	By:	/s/ Michael J. Harwell
		Name:	Michael J. Harwell
		Title:	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2017	By:	/s/ Thomas R. Bates, Jr.
		Name:	Thomas R. Bates, Jr.
		Title:	Director

February 28, 2017	By:	/s/ James D. Crandell
		Name:	James D. Crandell
		Title:	Director

February 28, 2017	By:	/s/ Matthew D. Fitzgerald
		Name:	Matthew D. Fitzgerald
		Title:	Director

February 28, 2017	By:	/s/ Daniel F. McNease
		Name:	Daniel F. McNease
		Title:	Director

February 28, 2017	By:	/s/ Tighe A. Noonan
		Name:	Tighe A. Noonan
		Title:	Director

Glossary of Oil and Natural Gas Terms
Glossary of Oil and Natural Gas Terms

AC programmable rig	An AC electric rig with programmable controls.

Basin	A large depression on the earth’s surface in which sediments accumulate and may be a source of oil and natural gas.

Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and in extreme cases to the surface.

BOP	Blowout preventer; a large valve at the top of a well that may be closed to prevent a loss of pressure.

Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, abandonment.

Cratering	Caving in of a well that has already been drilled.

Dayrate	The daily fee paid to the drilling contractor, which includes the cost of renting the drilling rig.

Daywork contract
A contract under which the drilling contractor is paid a certain price or rate for work performed as requested by the operator over a 24-hour period, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract and the competitive forces of the market.

E&P	Exploration and production.

GHG	Greenhouse gases.

Horizontal drilling	A subset of the more general term “directional drilling,” used where the departure of the wellbore from vertical exceeds about 80 degrees.

Hp	Horsepower.

Hydraulic fracturing	A stimulation treatment routinely performed on oil and natural gas wells in low permeability reservoirs.

Pad	Location where well operators perform drilling operations on multiple wells from a single drilling site.

Reservoir	A subsurface body of rock having sufficient permeability to store and transmit fluids.

Rig down	To take apart equipment for storage and portability of the rig.

Rig up	To prepare and assemble the drilling rig for drilling; and to install tools and machinery before drilling is started.

Top drive	A device that turns the drillstring while suspended from the derrick above the rig floor.

Unconventional resource	A term for oil and natural gas that is produced from lower permeability reservoirs by unconventional means, such as horizontal drilling and multistage fracturing.

Utilization	Rig utilization percentage is calculated as rig operating days divided by the total number of days our drilling rigs are available in the applicable period.

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

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein
3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.2	Amended and Restated Bylaws of Independence Contract Drilling	Incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Form of Senior Indenture	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
4.3	Form of Subordinated Indenture	Incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
10.1
Amended and Restated Credit Agreement, dated as of November 5, 2014, among Independence Contract Drilling, Inc., the Lenders Party thereto and CIT Finance LLC as Administrative Agent, Collateral Agent, and Swingline Lender
Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 6, 2014 (File No. 001-36590)
10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender
Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2015 (File No. 001-36590)
10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender
Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 11, 2015 (File No. 001-36590)
10.4
Third Amendment to Amended and Restated Credit Agreement, dated as of October 20, 2015, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender
Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 21, 2015 (File No. 001-36590)
10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2016, by and among Independence Contract Drilling, Inc., the Lenders party thereto and CIT Finance LLC as Administrative Agent and Collateral Agent, as Issuing Bank and as Swingline Lender
Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on April 14, 2016 (File No. 001-36590)
10.6†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Byron A. Dunn, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)
10.7†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)
10.8†	Second Amendment, dated August 9, 2016, to the Amended and Restated Employment Agreement, dated August 13, 2014, between Independence Contract Drilling, Inc. and Byron A. Dunn.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 10, 2016 (File No. 001-36590)
10.9†	Retirement Agreement dated June 9, 2016, by and between Independence Contract Drilling, Inc. and Edward S. Jacob, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 10, 2016 (File No. 001-36590)

10.10†	Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
10.11†	Amendment No. 1 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 24, 2016 (File No. 001-36590)
10.12*†	Amendment No. 2 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan
10.13†	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.14†	Form of Nonqualified Stock Option Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.15†	Form of Restricted Stock Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.16†	Form of Nonqualified Stock Option Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.17†	Form of Performance Unit Award Agreement Total Shareholder Return	Incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.18†	Form of Performance Unit Award Agreement Cumulative EBITDA	Incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.19†	Form of 2016 TSR Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.20†	Form of 2016 Safety Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.21†	Form of 2016 Utilization Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.22†	Form of Time Based Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.23†	Form of Director Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.24†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated April 7, 2015	Incorporated by reference herein to Exhibit 16.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on April 7, 2015 (File No. 001-36590)
23.1*	Consent of BDO USA, LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished, not filed.

†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.