Form 10-Q
period 2017-03-31
Independence Contract Drilling, Inc.
filed 2017-04-27
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
37,810,662 shares of the registrant’s Common Stock were outstanding as of April 24, 2017.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$7,288	$7,071
Accounts receivable, net	12,275	11,468
Inventories	2,458	2,336
Assets held for sale	3,915	3,915
Prepaid expenses and other current assets	4,090	3,102
Total current assets	30,026	27,892
Property, plant and equipment, net	274,553	273,188
Other long-term assets, net	870	1,027
Total assets	$305,449	$302,107
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$516	$441
Accounts payable	10,595	10,031
Accrued liabilities	5,272	7,821
Total current liabilities	16,383	18,293
Long-term debt	37,078	26,078
Deferred income taxes	442	396
Other long-term liabilities	30	88
Total liabilities	53,933	44,855
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 38,028,832 and 37,831,723 shares issued, respectively; and 37,810,662 and 37,617,920 shares outstanding, respectively	378	376
Additional paid-in capital	324,473	323,918
Accumulated deficit	(71,616)	(65,347)
Treasury stock, at cost, 218,170 and 213,803 shares, respectively	(1,719)	(1,695)
Total stockholders’ equity	251,516	257,252
Total liabilities and stockholders’ equity	$305,449	$302,107

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$20,236	$22,455
Costs and expenses
Operating costs	14,898	12,567
Selling, general and administrative	3,718	3,621
Depreciation and amortization	6,256	5,825
Asset impairment, net of insurance recoveries	129	—
Loss (gain) on disposition of assets, net	828	(125)
Total costs and expenses	25,829	21,888
Operating (loss) income	(5,593)	567
Interest expense	(630)	(977)
Loss before income taxes	(6,223)	(410)
Income tax expense	46	4
Net loss	$(6,269)	$(414)
Loss per share:
Basic and diluted	$(0.17)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	37,546	24,015

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statement of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2016	37,617,920	$376	$323,918	$(65,347)	$(1,695)	$257,252
RSUs vested, net of shares withheld for taxes	197,109	2	(457)	—	—	(455)
Purchase of treasury stock	(4,367)	—	—	—	(24)	(24)
Stock-based compensation	—	—	1,012	—	—	1,012
Net loss	—	—	—	(6,269)	—	(6,269)
Balances at March 31, 2017	37,810,662	$378	$324,473	$(71,616)	$(1,719)	$251,516

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(6,269)	$(414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,256	5,825
Asset impairment, net of insurance recoveries	129	—
Stock-based compensation	1,012	1,155
Loss (gain) on disposition of assets, net	828	(125)
Deferred income taxes	46	4
Amortization of deferred financing costs	125	152
Changes in operating assets and liabilities
Accounts receivable	(807)	3,807
Inventories	(75)	(47)
Prepaid expenses and other assets	(885)	(110)
Accounts payable and accrued liabilities	(1,780)	(3,026)
Net cash (used in) provided by operating activities	(1,420)	7,221
Cash flows from investing activities
Purchases of property, plant and equipment	(8,645)	(5,677)
Proceeds from the sale of assets	13	648
Net cash used in investing activities	(8,632)	(5,029)
Cash flows from financing activities
Borrowings under credit facility	13,457	26,949
Repayments under credit facility	(2,600)	(26,937)
Purchase of treasury stock	(24)	—
RSUs withheld for taxes	(455)	—
Payments for capital lease obligations	(109)	(138)
Net cash provided by (used in) financing activities	10,269	(126)
Net increase in cash and cash equivalents	217	2,066
Cash and cash equivalents
Beginning of period	7,071	5,344
End of period	$7,288	$7,410
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$510	$944
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(263)	$(2,552)
Additions to property, plant and equipment through capital leases	$327	$929
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
Our standardized fleet currently consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 Series rigs equipped with our integrated omni-directional walking system. Subsequent to the first quarter of 2017, we contracted our remaining non-walking rig and will upgrade it to 200 Series status to begin operating in the third quarter of 2017. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Thirteen of our currently operating rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
Our first rig began drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, Eagle Ford Shale and the Haynesville Shale, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.
Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the United States, and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the United States and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.
Oil and Natural Gas Prices and Drilling Activity
Oil prices began to decline in the second half of 2014, declined further during 2015 and remained low in 2016. The closing price of oil was as high as $106.06 per barrel during the third quarter of 2014, was $37.13 per barrel on December 31, 2015, and reached a low of $26.19 on February 11, 2016 (WTI spot price as reported by the United States Energy Information Administration). As a result, our industry experienced an exceptional downturn and market conditions have only begun to stabilize and slowly recover.
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level. However, there are no indications at this time that oil prices and rig counts will recover, in the near term to their previous highs experienced in 2014.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At March 31, 2017, all of our thirteen 200 Series rigs were under contract and we contracted our final rig conversion subsequent to the end of the first quarter. In addition to improving utilization, contract tenors are improving with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.

2.	Interim Financial Information
These unaudited financial statements include the accounts of ICD, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read along with our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders' equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other components of comprehensive income or comprehensive income is presented.
Interim results for the three months ended March 31, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of ASU No. 2014-09 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction.  The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements with respect to revenue recognition as a lessor, and have engaged a third party expert to assist us on this evaluation process. Furthermore, the majority of our operating leases with lease terms greater than twelve months, where we are the lessee, are currently accounted for as capital leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for SEC filers for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are in the initial stages of evaluating the impact this guidance will have on our accounts receivable.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We expect the implementation of this standard to change the classification of the described transactions within our Statement of Cash Flows.

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
The fair value of our revolving debt is determined by Level 3 measurements based on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 4.9%. The fair value of our lease obligations is determined using Level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt totaled $37.7 million and $26.6 million as of March 31, 2017 and December 31, 2016, respectively, compared to a carrying amount of $37.1 million and $26.1 million as of March 31, 2017 and December 31, 2016, respectively.
Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

4.	Inventories
All of our inventory as of March 31, 2017 and December 31, 2016 consisted of rig components and supplies.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Accrued salaries and other compensation	$1,129	$3,784
Insurance	1,729	787
Deferred revenues	1,066	1,139
Property, sales and other taxes	1,198	1,943
Other	150	168
	$5,272	$7,821

6.	Long-term Debt
Our Long-term Debt consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Credit facility due November 5, 2018	$36,609	$25,752
Capital lease obligations	985	767
	37,594	26,519
Less: current portion	(516)	(441)
Long-term debt	$37,078	$26,078
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

Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 72.5% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. This advance rate declines 1.25% per quarter beginning in January 2017. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised three times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig. The Credit Facility matures on November 5, 2018.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of March 31, 2017, the weighted average interest rate on our borrowings was 5.71%.

The amended Credit Facility contains various financial covenants including a leverage covenant, springing fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions; redeem subordinated indebtedness; make certain types of investments or make other restricted payments; create or incur liens; consummate a merger; consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of March 31, 2017, we are in compliance with these covenants.

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
At March 31, 2017 we had $36.6 million in outstanding borrowings under the Credit Facility and remaining availability of our $85.0 million commitment under the Credit Facility was $48.4 million.
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
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2012 Plan was subsequently amended in August 2014 and June 2016. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 4,754,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of March 31, 2017, approximately 1,056,610 shares were available for future awards.

In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB issued this accounting standard in an effort to simplify the accounting for employee share-based payments and improve the usefulness of the information provided to users of financial statements. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended March 31,
	2017	2016
Compensation cost recognized:
Stock options	$—	$69
Restricted stock and restricted stock units	1,012	1,086
Total stock-based compensation	$1,012	$1,155
No stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2017 or the three months ended March 31, 2016.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

There were no stock options granted during the three months ended March 31, 2017 or the three months ended March 31, 2016.
A summary of stock option activity and related information for the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31, 2017
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	935,720	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	(15,700)	12.74
Outstanding at March 31, 2017	920,020	$12.74
Exercisable at March 31, 2017	920,020	$12.74
The number of options vested at March 31, 2017 was 920,020 with a weighted average remaining contractual life of 4.4 years and a weighted average exercise price of $12.74 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at March 31, 2017.
Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2017, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.2 years.
A summary of the status of our restricted stock awards as of March 31, 2017, and of changes in restricted stock outstanding during the three months ended March 31, 2017, is as follows:

	Three Months Ended March 31, 2017
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	147,368	$10.67
Granted	—	—
Vested	(15,968)	8.35
Forfeited	(3,195)	8.35
Outstanding at March 31, 2017	128,205	$11.02
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three-year cliff vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based RSUs is based on our three-year total shareholder return ("TSR") as measured against a three-year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA, safety or uptime performance statistics, as defined in the restricted stock unit agreement, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs. The fair value of the performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2017, there was $5.3 million of total unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of our RSUs as of March 31, 2017, and of changes in RSUs outstanding during the three months ended March 31, 2017, is as follows:

	Three Months Ended March 31, 2017
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	1,030,658	$7.18
Granted	656,631	5.76
Vested and converted	(197,109)	4.75
Forfeited	(122,357)	5.47
Outstanding at March 31, 2017	1,367,823	$7.00

8.	Stockholders’ Equity and Earnings (Loss) per Share
As of March 31, 2017, we had a total of 37,810,662 shares of common stock, $0.01 par value, outstanding, including 128,205 shares of restricted stock. We also had 218,170 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
Basic earnings (loss) per common share (“EPS”) are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerators and denominators of the basic and diluted losses per share computations is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net loss (numerator):	$(6,269)	$(414)
Loss per share:
Basic and diluted	$(0.17)	$(0.02)
Shares (denominator):
Weighted average common shares outstanding - basic	37,546	24,015
Net effect of dilutive stock options, warrants and restricted stock units	—	—
Weighted average common shares outstanding - diluted	37,546	24,015
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 920,020 during the three months ended March 31, 2017 and 963,196 during the three months ended March 31, 2016. RSUs, which are not participating securities and are excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,367,823 for the three months ended March 31, 2017 and 1,277,583 for the three months ended March 31, 2016.

9.	Income Taxes
Our effective tax rate was (0.7)% for the three months ended March 31, 2017, and (1.0)% for the three months ended March 31, 2016. The rate in all periods is primarily comprised of the effect of the Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

10.	Commitments and Contingencies
Purchase Commitments
As of March 31, 2017, we had outstanding purchase commitments to a number of suppliers totaling $19.5 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $7.8 million relates to equipment currently scheduled for delivery in 2017 and $11.7 million relates to equipment scheduled for delivery in 2018.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating and capital leases. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to March 31, 2017, were as follows:

(in thousands)
2017	$475
2018	386
2019	264
2020	56
$1,181
As of March 31, 2017, property, plant and equipment in our balance sheets included $1.0 million of equipment under capital lease, net of $0.4 million of accumulated amortization.  As of December 31, 2016, property, plant and equipment in our balance sheets included $0.8 million of equipment under capital lease, net of $0.3 million of accumulated amortization.  This equipment consists entirely of vehicles used in our operations.
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
During 2011, we entered into an asset contribution and share subscription agreement that involved our acquiring certain assets and liabilities from GES and Independence Contract Drilling LLC. One of our directors was a director of the ultimate parent company of GES and is also the director of a fund that owned approximately 36% of the ultimate parent company of GES as of March 31, 2017. We did not make any purchases from GES during the three months ended March 31, 2017 or 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled "Cautionary Statement Regarding Forward-Looking Statements" and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
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
Our standardized fleet currently consists of fourteen premium ShaleDriller® rigs. Of these fourteen rigs, thirteen are 200 Series rigs equipped with our integrated omni-directional walking system designed specifically to optimize pad drilling for our customers. Subsequent to the first quarter of 2017, we contracted our remaining non-walking rig and will upgrade it to 200 Series status to begin operating in the third quarter of 2017. As of March 31, 2017, we also have made significant investments for long-lead time and related items for two additional new build 200 Series rigs, which will allow us to complete these new rigs rapidly as market conditions improve. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. Thirteen of our currently operating rigs are equipped with bi-fuel capabilities (they operate on either diesel or a natural gas-diesel blend).
Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the United States, and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the United States and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the United States rig count, as reported by Baker Hughes, to 847 on April 13, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
Due to this deterioration and stabilization of commodity prices well below previous highs, our customers are principally focused on their most economic wells, and driving cost and production efficiencies that deliver the most economic wells with the lowest capital costs.
As a result of this drive towards production and cost efficiencies, operators are focusing more of their capital spending on horizontal drilling programs compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe the rapid market deterioration and stabilization of oil prices well below historical highs has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads utilizing “pad optimal” rig technology. As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At March 31, 2017, all of our 200 Series rigs were under contract. In addition to improving utilization, contract tenors are improving with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels, with the potential to move higher if market conditions continue to improve. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
Emerging Growth Company
We are an emerging growth company ("EGC") as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the “JOBS Act”.  We will remain an EGC for up to five years from the date of the completion of our initial public offering (the “IPO”) on August 13, 2014, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1.1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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
Our Operating Costs
Our operating costs include all expenses associated with operating and maintaining our drilling rigs. Operating costs include all “rig level” expenses such as labor and related payroll costs, repair and maintenance expenses, supplies, workers' compensation and other insurance, ad valorem taxes and equipment rental costs. Also included in our operating costs are certain costs that are not incurred at the rig level. These costs include expenses directly associated with our operations management team as well as our safety and maintenance personnel who are not directly assigned to our rigs but are responsible for the oversight and support of our operations and safety and maintenance programs across our fleet.
Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. As a result of the significant downturn in industry conditions, we substantially reduced our rig construction activities during the fourth quarter of 2015 and throughout 2016. As a result, we began expensing a portion of our Galayda yard construction costs during the fourth quarter of 2015 and expect to continue expensing such costs until we resume continuous rig construction activities.
During the first quarter of 2017, our operating costs also included approximately $0.7 million of costs associated with the reactivation of two idle and standby rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

•
Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.

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

Results of Operations
The following summarizes our financial and operating data for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(In thousands, except per share data)	March 31, 2017	March 31, 2016
Revenues	$20,236	$22,455
Costs and expenses
Operating costs	14,898	12,567
Selling, general and administrative	3,718	3,621
Depreciation and amortization	6,256	5,825
Asset impairment, net of insurance recoveries	129	—
Loss on disposition of assets, net	828	(125)
Total cost and expenses	25,829	21,888
Operating (loss) income	(5,593)	567
Interest expense	(630)	(977)
Loss before income taxes	(6,223)	(410)
Income tax expense	46	4
Net loss	$(6,269)	$(414)

Other financial and operating data
Number of completed rigs (end of period)	14	14
Rig operating days (1)	1,072.9	943.1
Average number of operating rigs (2)	11.9	10.4
Rig utilization (3)	91.7%	86.4%
Average revenue per operating day (4)	$17,949	$22,571
Average cost per operating day (5)	$11,930	$11,589
Average rig margin per operating day	$6,019	$10,982

(1)
Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three months ended March 31, 2017 and 2016, there were 77.9 and 185.6 operating days in which the Company earned revenue on a standby basis, respectively, including 69.0 and 162.1 standby-without-crew days, respectively.

(2)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(3)
Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period. During the third quarter of 2015, we elected to remove our two 100 Series non-walking rigs from the marketed fleet pending completion of their planned rig conversions to 200 Series, pad-optimal status. Rig utilization during the first three months of 2016 excludes these 100 Series rigs. The conversion of one of the 100 Series rigs was completed during the second quarter of 2016 and the rig re-entered the marketed fleet in June 2016. Rig utilization during the first three months of 2017 excludes the remaining non-walking rig.

(4)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $1.0 million and $1.2 million during the three months ended March 31, 2017 and 2016, respectively. Included in calculating average revenue per operating day were early termination revenues associated with a contract termination at the end of the first quarter of 2016 of $0.2 million during the three months ended March 31, 2016. The first quarter of 2017 did not include any early termination revenues.

(5)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $1.0 million and $1.2 million during the three months ended March 31, 2017 and 2016, (ii) new crew training costs of $0.1 million during the three months ended March 31, 2017, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.2 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively, (iv) rig reactivation costs associated with the redeployment of previously stacked rigs, excluding $0.1 million of new crew training costs (included in (ii) above), of $0.7 million during the three months ended March 31, 2017, and (v) out-of-pocket expenses of $0.1 million, net of insurance recoveries, incurred as a result of damage to one of our rig's mast during the first quarter of 2017.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
Revenues for the three months ended March 31, 2017 were $20.2 million, representing a 9.9% decrease as compared to revenues of $22.5 million for the three months ended March 31, 2016. This decrease was attributable to lower dayrates as compared to the prior year quarter, as well as early termination revenue earned in the first quarter of 2016. On a revenue per operating day basis, our revenue per day decreased by 20.5% to $17,949 during the three months ended March 31, 2017, as compared to revenue per day of $22,571 for the three months ended March 31, 2016. This decrease in revenue per day is attributable to a larger portion of our revenues being earned at current lower dayrates as opposed to under legacy contracts entered into prior to the market decline that began in late 2014.
Operating Costs
Operating costs for the three months ended March 31, 2017 were $14.9 million, representing an 18.5% increase as compared to operating costs of $12.6 million for the three months ended March 31, 2016. This increase was a result of costs of approximately $0.7 million related to two rig reactivations; one rig that was deployed in the first quarter of 2017 and one that will be deployed in the second quarter of 2017, as well as a lower percentage of rigs operating on a standby-without-crew status as compared to the first quarter of 2016. Rigs on standby-without-crew incur minimal operating costs. On a cost per operating day basis, our cost increased to $11,930 per day during the three months ended March 31, 2017, representing a 2.9% increase compared to cost per operating day of $11,589 for the three months ended March 31, 2016. This increase was primarily the result of a decrease in rigs earning revenue on a standby-without-crew basis during the current period.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2017 were $3.7 million, representing a 2.7% increase as compared to selling, general and administrative expense of $3.6 million for the three months ended March 31, 2016. This increase primarily relates to higher incentive compensation as compared to the three months ended March 31, 2016.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2017 was $6.3 million, representing a 7.4% increase compared to depreciation and amortization expense of $5.8 million for the three months ended March 31, 2016. This increase relates primarily to upgrades and additions to certain rigs in 2016 and 2017. We begin depreciating our rigs on a straight-line basis, when they commence drilling operations.
Loss (Gain) on Disposition of Assets, net
A loss on the disposition of assets totaling $0.8 million was recorded for the three months ended March 31, 2017 compared to a gain on the disposition of assets totaling $0.1 million in the prior year comparable period. The loss in the current year relates primarily to the disposal of certain rig components associated with the upgrade of two of our rigs to a 7,500 psi mud system during the first quarter of 2017. In the prior year period, the gain related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $0.6 million, as compared to $1.0 million for the three months ended March 31, 2016. This decrease was the result of reduced borrowings during the period as the proceeds from our April 2016 stock offering were used to repay outstanding debt. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity and general corporate purposes.

Income Tax Expense
The income tax expense recorded for the three months ended March 31, 2017 amounted to $46.0 thousand compared to an income tax benefit of $4.0 thousand for the three months ended March 31, 2016. Our effective tax rates for the three months ended March 31, 2017 and 2016 were (0.7)% and (1.0)%, respectively. All taxes in both the current and prior year period relate to Texas margin tax.
Liquidity and Capital Resources
Our liquidity as of March 31, 2017 included approximately $48.4 million availability under our revolving credit facility and $7.3 million of cash.
Our principal use of capital has been the construction of drilling rigs and associated equipment and working capital and inventories to support our drilling operations. Our first drilling rig was completed and began operating in May 2012. As of March 31, 2017, we had fourteen rigs, including thirteen completed 200 Series ShaleDriller® rigs and one non-walking rig. We have contracted and plan to upgrade our remaining non-walking rig to 200 Series status for mobilization during the third quarter of 2017. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our April 2016 public offering of common stock, and cash flows from operations and our revolving credit facility.
Net Cash (Used In) Provided By Operating Activities
Cash used in operating activities was $1.4 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $7.2 million during the same period in 2016. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2017 were lower as a result of a increase in net loss of $5.9 million, adjusted for non-cash items, of $8.4 million for the three months ended March 31, 2017 compared to $7.0 million during the same period in 2016. Working capital changes decreased cash flows from operating activities by $3.5 million for the three months ended March 31, 2017 compared to increased cash flows of $0.6 million during the same period in 2016.
Net Cash Used In Investing Activities
Cash used in investing activities was $8.6 million for the three months ended March 31, 2017 compared to cash used in investing activities of $5.0 million during the same period in 2016. During the first three months of 2017, cash payments of $8.6 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $13.0 thousand. During the 2016 period, cash payments of $5.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.6 million.
Net Cash Provided by (Used In) Financing Activities
Cash provided by financing activities was $10.3 million for the three months ended March 31, 2017 compared to cash used in financing activities of $0.1 million during the same period in 2016. During the first three months of 2017, we made borrowings under our revolving credit facility of $13.5 million. These proceeds were offset by repayments under our revolving credit facility of $2.6 million, the purchase of $24.0 thousand of treasury stock associated with payroll tax withholding on restricted stock vesting, RSU's withheld for taxes paid of $0.5 million and payments for capital lease obligations of $0.1 million. During the first three months of 2016, we made borrowings under our revolving credit facility of $26.9 million. These proceeds were offset by repayments under our revolving credit facility of $26.9 million and payments for capital lease obligations of $0.1 million.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for the conversion of a non-walking rig to pad optimal status, rig upgrades, operating expenses, maintenance capital expenditures, working capital and general corporate purposes. In light of current market conditions and lack of visibility relating to the timing of any market recovery, we have suspended new build construction activities until market conditions improve. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our revolving credit facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next twelve months.

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

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of March 31, 2017, the weighted average interest rate on our borrowings was 5.71%.

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
We had $36.6 million in outstanding borrowings under the Credit Facility at March 31, 2017. Remaining availability our $85.0 million commitment under the Credit Facility was $48.4 million at March 31, 2017, and we are currently in compliance with all covenants under the Credit Facility.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of ASU No. 2014-09 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction.  The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. We are currently evaluating the impact this guidance will have on our financial statements with respect to revenue recognition as a lessor, and have engaged a third party expert to assist us on this evaluation process. Furthermore, the majority of our operating leases with lease terms greater than twelve months, where we are the lessee, are currently accounted for as capital leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for SEC filers for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are in the initial stages of evaluating the impact this guidance will have on our accounts receivable.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We expect the implementation of this standard to change the classification of the described transactions within our Statement of Cash Flows.

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
Interest Rate Risk
Total long-term debt at March 31, 2017 included $36.6 million of floating-rate debt attributed to borrowings at an average interest rate of 5.71%. As a result, our annual interest cost in 2017 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.57%) would be approximately $0.2 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2017; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices have begun to stabilize at the $50 per barrel or higher level, E&P companies are beginning to increase capital spending budgets and demand for drilling rigs has begun to improve, as evidenced by the increase in the United States rig count, as reported by Baker Hughes, to 847 on April 13, 2017. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
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
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At March 31, 2017, all of our thirteen 200 Series rigs were under contract and we contracted our final rig conversion subsequent to the first quarter. In addition to improving utilization, contract tenors are improving with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if oil prices were to fall below $50 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the first quarter of 2017, we withheld shares of our common stock to satisfy minimum tax withholding obligations in connection with the vesting of certain restricted stock awards.  These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to purchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended March 31, 2017 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	4,367	$5.51	—	$—
Total	4,367	$5.51	—	$—
(1)        We do not have a current share repurchase program authorized by the board of directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed August 13, 2014, Exhibit 3.1)

3.2
Amended and Restated Bylaws of Independence Contract Drilling, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-196914) filed July 18, 2014, Exhibit 3.3)

10.1
Amendment No. 2, dated August 9, 2016, to the Amended and Restated Employment Agreement, dated August 13, 2014, by and among Independence Contract Drilling, Inc. and Byron A. Dunn. (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) filed August 10, 2016, Exhibit 10.1)

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
Date: April 27, 2017