Form 10-Q
period 2017-06-30
Independence Contract Drilling, Inc.
filed 2017-07-27
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
37,807,467 shares of the registrant’s Common Stock were outstanding as of July 24, 2017.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$5,465	$7,071
Accounts receivable, net	12,946	11,468
Inventories	2,407	2,336
Assets held for sale	6,388	3,915
Prepaid expenses and other current assets	3,737	3,102
Total current assets	30,943	27,892
Property, plant and equipment, net	271,725	273,188
Other long-term assets, net	865	1,027
Total assets	$303,533	$302,107
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$468	$441
Accounts payable	10,825	10,031
Accrued liabilities	5,867	7,821
Total current liabilities	17,160	18,293
Long-term debt	39,527	26,078
Deferred income taxes	476	396
Other long-term liabilities	1	88
Total liabilities	57,164	44,855
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 38,025,637 and 37,831,723 shares issued, respectively; and 37,807,467 and 37,617,920 shares outstanding, respectively	378	376
Additional paid-in capital	325,630	323,918
Accumulated deficit	(77,920)	(65,347)
Treasury stock, at cost, 218,170 and 213,803 shares, respectively	(1,719)	(1,695)
Total stockholders’ equity	246,369	257,252
Total liabilities and stockholders’ equity	$303,533	$302,107

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$21,285	$15,155	$41,521	$37,610
Costs and expenses
Operating costs	15,808	7,398	30,706	19,965
Selling, general and administrative	3,435	5,005	7,153	8,626
Depreciation and amortization	6,335	5,816	12,591	11,641
Asset impairment, net	546	—	675	—
Loss (gain) on disposition of assets, net	745	37	1,573	(88)
Total costs and expenses	26,869	18,256	52,698	40,144
Operating loss	(5,584)	(3,101)	(11,177)	(2,534)
Interest expense	(686)	(1,059)	(1,316)	(2,036)
Loss before income taxes	(6,270)	(4,160)	(12,493)	(4,570)
Income tax expense	34	31	80	35
Net loss	$(6,304)	$(4,191)	$(12,573)	$(4,605)
Loss per share:
Basic and diluted	$(0.17)	$(0.12)	$(0.33)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	37,679	33,608	37,613	28,812

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statement of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2016	37,617,920	$376	$323,918	$(65,347)	$(1,695)	$257,252
Restricted stock forfeited	(3,195)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	197,109	2	(457)	—	—	(455)
Purchase of treasury stock	(4,367)	—	—	—	(24)	(24)
Stock-based compensation	—	—	2,169	—	—	2,169
Net loss	—	—	—	(12,573)	—	(12,573)
Balances at June 30, 2017	37,807,467	$378	$325,630	$(77,920)	$(1,719)	$246,369

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(12,573)	$(4,605)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	12,591	11,641
Asset impairment, net	675	—
Stock-based compensation	2,169	2,360
Stock-based compensation - executive retirement	—	(67)
Loss (gain) on disposition of assets, net	1,573	(88)
Deferred income taxes	80	36
Amortization of deferred financing costs	250	283
Write-off of deferred financing costs	—	504
Changes in operating assets and liabilities
Accounts receivable	(1,478)	11,368
Inventories	(3)	(146)
Prepaid expenses and other assets	(644)	176
Accounts payable and accrued liabilities	(392)	(6,078)
Net cash provided by operating activities	2,248	15,384
Cash flows from investing activities
Purchases of property, plant and equipment	(17,367)	(10,521)
Proceeds from insurance claims	—	188
Proceeds from the sale of assets	1,060	747
Net cash used in investing activities	(16,307)	(9,586)
Cash flows from financing activities
Borrowings under credit facility	22,611	34,775
Repayments under credit facility	(9,363)	(81,129)
Public offering proceeds, net of offering costs	—	42,983
Purchase of treasury stock	(24)	(183)
RSUs withheld for taxes	(455)	—
Financing costs paid	(8)	(217)
Payments for capital lease obligations	(308)	(285)
Net cash provided by (used in) financing activities	12,453	(4,056)
Net (decrease) increase in cash and cash equivalents	(1,606)	1,742
Cash and cash equivalents
Beginning of period	7,071	5,344
End of period	$5,465	$7,086
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,157	$1,426
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(855)	$(2,577)
Additions to property, plant and equipment through capital leases	$536	$965
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
Our standardized fleet currently consists of 14 premium 200 Series ShaleDriller® rigs, all of which are equipped with our integrated omni-directional walking systems. Our final rig that was converted to 200 Series status during the second quarter of 2017 will commence operating during the third quarter of 2017. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig designed to be fast-moving between drilling sites and is equipped with 7500 psi mud systems, top drives, automated tubular handling systems and blowout preventer handling systems. All 14 of our rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
Our first rig commenced drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, Eagle Ford Shale and the Haynesville Shale, however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices began to recover. However, there are no indications at this time that oil prices and rig counts will recover, in the near term to their previous highs experienced in 2014.
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At June 30, 2017, all of our rigs were under contract. In addition to improving utilization, contract tenors are improved with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and recently, oil prices have fallen below $45 per barrel at times. If oil prices were to fall below $45 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
Amendment to Revolving Credit Facility
On July 14, 2017, we amended our existing credit facility ("the Credit Facility"). The Credit Facility amendment maintained the aggregate commitments under the facility at $85 million and extended the maturity date two years to November 5, 2020. In addition, the amendment provided for an additional uncommitted $65.0 million accordion feature that allows for future increases in facility commitments.

The Credit Facility is secured by substantially all of our assets. Borrowings under the facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on October 1, 2017, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter, subject to a floor of 65%. At June 30, 2017, our aggregate borrowings under the credit facility were $39.0 million and the borrowing base was $89.7 million. Proforma for the amendment our borrowing base would have been $95.4 million.

Interest under the Credit Facility remains unchanged. The amendment contained various changes to the financial and other covenants to accommodate the extension in term, including changes to the leverage ratio covenant, fixed charge coverage ratio covenant and rig utilization ratio covenant.

Assets Held For Sale
During the fourth quarter of 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment creates operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of our review, we identified several non-standard items which, while fully functional, were less than optimal from an operations perspective. Such assets were classified as held for sale on our December 31, 2016 balance sheet. In the second quarter of 2017, we sold $1.6 million of these assets and recognized a loss on the sale of assets of $0.8 million.
During the second quarter of 2017, our management committed to a plan to sell our corporate headquarters and rig assembly yard complex located at 11601 North Galayda Street,  Houston, Texas, in order to relocate to office space and a yard facility more suitable to our needs. As a result, we reclassified an aggregate $4.0 million of land, buildings and equipment from property, plant and equipment to assets held for sale on our June 30, 2017 balance sheet and recognized a $0.5 million asset impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.

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
Interim results for the three and six months ended June 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. We, along with our third party experts, have identified and begun to analyze a sample of contracts that are representative of our business and are in the process of performing a detailed analysis of the performance obligations and pricing arrangements therein. We are also still evaluating the portion of our contract drilling revenues that will be subject to the new leasing guidance discussed below. We currently expect to adopt this new guidance utilizing the modified retrospective approach. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
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
The fair value of our revolving debt is determined by Level 3 measurements based on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 5.9%. The fair value of our lease obligations is determined using Level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt totaled $39.5 million and $26.6 million as of June 30, 2017 and December 31, 2016, respectively, compared to a carrying amount of $39.5 million and $26.1 million as of June 30, 2017 and December 31, 2016, respectively.
Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

4.	Inventories
All of our inventory as of June 30, 2017 and December 31, 2016 consisted of rig components and supplies.

5.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accrued salaries and other compensation	$1,754	$3,784
Insurance	1,094	787
Deferred revenues	1,248	1,139
Property, sales and other taxes	1,623	1,943
Other	148	168
	$5,867	$7,821

6.	Long-term Debt
Our Long-term Debt consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Credit facility due November 5, 2018	$39,000	$25,752
Capital lease obligations	995	767
	39,995	26,519
Less: current portion	(468)	(441)
Long-term debt	$39,527	$26,078

Credit Facility

In November 2014, we entered into an amended and restated credit agreement with a syndicate of financial institutions led by CIT Finance, LLC, that provided for a committed $155.0 million revolving credit facility and an additional uncommitted $25.0 million accordion feature that allowed for future increases in the facility. In April 2015, we amended the Credit Facility to provide for a springing lock-box arrangement. In October 2015, in light of market conditions and our reduced capital plans, we entered into an amendment to the Credit Facility to reduce aggregate commitments to $125.0 million and modified certain maintenance covenants. In April 2016, we again amended the Credit Facility to reduce aggregate commitments to $85.0 million and further modify certain maintenance covenants. In connection with this amendment, we expensed certain previously deferred debt issuance costs totaling $0.5 million reflecting the reduction in borrowing capacity.

On July 14, 2017, we again amended our existing Credit Facility. The Credit Facility amendment maintained the aggregate commitments at $85 million and extended the maturity date two years to November 5, 2020. In addition, the amendment provided for an additional uncommitted $65.0 million accordion feature that allows for future increases in facility commitments. The amendment contained various changes to the financial and other covenants to accommodate the extension in term, including changes to the leverage ratio covenant, fixed charge coverage ratio covenant and rig utilization ratio covenant. Additionally, the advance rate increased to 75% through September 30, 2017, decreasing 1.25% per quarter, subject to a floor of 65%. At June 30, 2017, our aggregate borrowings under the Credit Facility were $39.0 million and the borrowing base was $89.7 million. Proforma for the amendment our borrowing base would have been $95.4 million.

The obligations under the Credit Facility are secured by all of our assets and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. Under the Credit Facility, for purposes of calculating EBITDA, non-cash stock-based compensation expense is added back to EBITDA, as well as up to $2.0 million of previously capitalized construction costs that may be incurred in 2017. The Credit Facility also permits us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of June 30, 2017, we are in compliance with these covenants.

The Credit Facility provides that an event of default may occur if a material adverse change to ICD occurs, which is considered a subjective acceleration clause under applicable accounting rules. In accordance with ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The requirement for a mandatory lock-box trigger occurs when availability under the Credit Facility is $10.0 million or less.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised two times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of June 30, 2017, the weighted average interest rate on our borrowings was 5.68%.

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
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2012 Plan was subsequently amended in August 2014 and June 2016. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 4,754,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of June 30, 2017, approximately 1,194,974 shares were available for future awards.

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

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation cost recognized:
Stock options	$—	$3	$—	$72
Restricted stock and restricted stock units	1,157	1,135	2,169	2,221
Total stock-based compensation	$1,157	$1,138	$2,169	$2,293
No stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the six months ended June 30, 2017 or the six months ended June 30, 2016.
A summary of stock option activity and related information for the six months ended June 30, 2017 is as follows:

	Six Months Ended June 30, 2017
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	935,720	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	(135,020)	12.74
Outstanding at June 30, 2017	800,700	$12.74
Exercisable at June 30, 2017	800,700	$12.74
The number of options vested at June 30, 2017 was 800,700 with a weighted average remaining contractual life of 4.8 years and a weighted average exercise price of $12.74 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at June 30, 2017.

Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2017, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.1 years.
A summary of the status of our restricted stock awards as of June 30, 2017, and of changes in restricted stock outstanding during the six months ended June 30, 2017, is as follows:

	Six Months Ended June 30, 2017
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	147,368	$10.67
Granted	—	—
Vested	(15,968)	8.35
Forfeited	(3,195)	8.35
Outstanding at June 30, 2017	128,205	$11.02
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three-year cliff vesting RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based RSUs is based on our three-year total shareholder return ("TSR") as measured against a three-year TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA, safety or uptime performance statistics, as defined in the restricted stock unit agreement, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based RSUs. The fair value of the performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2017, there was $4.3 million of total unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 1.1 years.
A summary of the status of our RSUs as of June 30, 2017, and of changes in RSUs outstanding during the six months ended June 30, 2017, is as follows:

	Six Months Ended June 30, 2017
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	1,030,658	$7.18
Granted	656,631	5.76
Vested and converted	(197,109)	4.75
Forfeited	(122,357)	5.47
Outstanding at June 30, 2017	1,367,823	$7.00

8.	Stockholders’ Equity and Earnings (Loss) per Share
As of June 30, 2017, we had a total of 37,807,467 shares of common stock, $0.01 par value, outstanding, including 128,205 shares of restricted stock. We also had 218,170 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net loss (numerator):	$(6,304)	$(4,191)	$(12,573)	$(4,605)
Loss per share:
Basic and diluted	$(0.17)	$(0.12)	$(0.33)	$(0.16)
Shares (denominator):
Weighted average common shares outstanding - basic	37,679	33,608	37,613	28,812
Net effect of dilutive stock options, warrants and restricted stock units	—	—	—	—
Weighted average common shares outstanding - diluted	37,679	33,608	37,613	28,812
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 800,700 during the three and six months ended June 30, 2017 and 948,803 during the three and six months ended June 30, 2016. RSUs, which are not participating securities and are excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,367,823 for the three and six months ended June 30, 2017 and 1,077,663 for the three and six months ended June 30, 2016.

9.	Income Taxes
Our effective tax rate was (0.5)% and (0.6)% for the three and six months ended June 30, 2017, respectively, and (0.7)% and (0.8)% for the three and six months ended June 30, 2016, respectively. The rate in all periods is primarily comprised of the effect of the Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

10.	Commitments and Contingencies
Purchase Commitments
As of June 30, 2017, we had outstanding purchase commitments to a number of suppliers totaling $16.0 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $8.4 million relates to equipment currently scheduled for delivery in 2017 and $7.6 million relates to equipment scheduled for delivery in 2018.
Lease Commitments
We lease certain equipment and vehicles under non-cancelable operating and capital leases. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to June 30, 2017, were as follows:

(in thousands)
2017	$298
2018	454
2019	332
2020	99
$1,183
As of June 30, 2017, property, plant and equipment in our balance sheets included $1.0 million of equipment under capital lease, net of $0.4 million of accumulated amortization.  As of December 31, 2016, property, plant and equipment in our balance sheets included $0.8 million of equipment under capital lease, net of $0.3 million of accumulated amortization.  This equipment consists entirely of vehicles used in our operations.
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
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We construct, own and operate a premium land rig fleet comprised entirely of newly constructed, technologically advanced, custom designed 200 Series ShaleDriller® rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and natural gas properties. Our first rig commenced drilling in May 2012.
Our standardized fleet currently consists of 14 premium ShaleDriller® rigs, all of which are equipped with our integrated omni-directional walking systems. Our final rig that was converted to 200 Series status during the second quarter of 2017 will commence operating during the third quarter of 2017. Every ShaleDriller® rig in our fleet is a 1500-hp, AC programmable rig designed to be fast-moving between drilling sites and is equipped with 7500 psi mud systems, top drives, automated tubular handling systems and blowout preventer handling systems. All 14 of our rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices began to recover. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
Due to this deterioration and stabilization of commodity prices well below previous highs, our customers are principally focused on their most economic wells, and driving cost and production efficiencies that deliver the most economic wells with the lowest capital costs.
As a result of this drive towards production and cost efficiencies, operators are focusing more of their capital spending on horizontal drilling programs compared to vertical drilling, and are more focused on utilizing drilling equipment and techniques that optimize costs and efficiency. Thus, we believe the rapid market deterioration and stabilization of oil prices well below historical highs has significantly accelerated the pace of the ongoing land rig replacement cycle and continued shift to horizontal drilling from multi-well pads utilizing “pad optimal” rig technology. As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At June 30, 2017, all of our 200 Series rigs were under contract. In addition to improving utilization, contract tenors improved with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels, with the potential to move higher if market conditions continue to improve. However, the pace and duration of the current recovery is unknown, and recently oil prices have fallen below $45 per barrel. If oil prices were to fall below $45 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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

Recent Developments

Amendment to Revolving Credit Facility
On July 14, 2017, we amended our existing credit facility ("the Credit Facility"). The Credit Facility amendment maintained the aggregate commitments under the facility at $85 million and extended the maturity date two years to November 5, 2020. In addition, the amendment provided for an additional uncommitted $65.0 million accordion feature that allows for future increases in facility commitments.
The Credit Facility is secured by substantially all of our assets. Borrowings under the facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Beginning on October 1, 2017, the 75% advance rate on our eligible completed and owned drilling rigs decreases by 1.25% per quarter, subject to a floor of 65%. At June 30, 2017, our aggregate borrowings under the credit facility were $39.0 million and the borrowing base was $89.7 million. Proforma for the amendment our borrowing base would have been $95.4 million.
Interest under the Credit Facility remains unchanged. The amendment contained various changes to the financial and other covenants to accommodate the extension in term, including changes to the leverage ratio covenant, fixed charge coverage ratio covenant and rig utilization ratio covenant.

Assets Held For Sale
During the fourth quarter of 2016, we began a review of our rig fleet and other capital equipment with a focus on opportunities to standardize certain rig components across our fleet. The standardization of this equipment creates operating efficiencies in maintaining this equipment, as well as efficiencies when crews transfer between rigs.  As a result of our review, we identified several non-standard items which, while fully functional, were less than optimal from an operations perspective. Such assets were classified as held for sale on our December 31, 2016 balance sheet. In the second quarter of 2017, we sold $1.6 million of these assets and recognized a loss on the sale of assets of $0.8 million.
During the second quarter of 2017, our management committed to a plan to sell our corporate headquarters and rig assembly yard complex located at 11601 North Galayda Street,  Houston, Texas, in order to relocate to office space and a yard facility more suitable to our needs. As a result, we reclassified an aggregate $4.0 million of land, buildings and equipment from property, plant and equipment to assets held for sale on our June 30, 2017 balance sheet and recognized a $0.5 million asset impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
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
Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. As a result of the significant downturn in industry conditions, we substantially reduced our rig construction activities during the fourth quarter of 2015 and throughout 2016 and 2017. As a result, we began expensing a portion of our Galayda yard construction costs during the fourth quarter of 2015 and expect to continue expensing such costs until we resume continuous rig construction activities.
During the three and six months ended June 30, 2017, our operating costs also included approximately $0.4 million and $1.1 million, respectively of costs associated with the reactivation of idle and standby rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

Results of Operations
The following summarizes our financial and operating data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$21,285	$15,155	$41,521	$37,610
Costs and expenses
Operating costs	15,808	7,398	30,706	19,965
Selling, general and administrative	3,435	5,005	7,153	8,626
Depreciation and amortization	6,335	5,816	12,591	11,641
Asset impairment, net	546	—	675	—
Loss (gain) on disposition of assets, net	745	37	1,573	(88)
Total cost and expenses	26,869	18,256	52,698	40,144
Operating loss	(5,584)	(3,101)	(11,177)	(2,534)
Interest expense	(686)	(1,059)	(1,316)	(2,036)
Loss before income taxes	(6,270)	(4,160)	(12,493)	(4,570)
Income tax expense	34	31	80	35
Net loss	$(6,304)	$(4,191)	$(12,573)	$(4,605)

Other financial and operating data
Number of completed rigs (end of period)	14	14	14	14
Rig operating days (1)	1,111.2	732.2	2,184.1	1,675.3
Average number of operating rigs (2)	12.2	8.0	12.1	9.2
Rig utilization (3)	93.9%	65.6%	92.8%	75.9%
Average revenue per operating day (4)	$18,201	$20,116	$18,077	$21,498
Average cost per operating day (5)	$12,926	$8,757	$12,435	$10,351
Average rig margin per operating day	$5,275	$11,359	$5,642	$11,147

(1)
Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and six months ended June 30, 2017, there were zero and 77.9 operating days in which we earned revenue on a standby basis, respectively, including zero and 69.0 standby-without-crew days, respectively. During the three and six months ended June 30, 2016, there were 368.4 and 554.1 operating days in which we earned revenue on a standby basis, respectively, including 362.9 and 525.0 standby-without-crew days, respectively.

(2)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(3)
Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period. During the third quarter of 2015, we elected to remove our two 100 Series non-walking rigs from the marketed fleet pending completion of their planned rig conversions to 200 Series, pad-optimal status. The conversion of one of the 100 series rig was completed during the second quarter of 2016 and the rig re-entered the marketed fleet in June 2016. The conversion of the second 100 series rig was completed in the second quarter of 2017 and the rig will begin operating in July 2017.

(4)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $1.1 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $1.6 million during the six months ended June 30, 2017 and 2016, respectively. Included in calculating average revenue per operating day were early termination revenues associated with a contract termination at the end of the first quarter of 2016 of $1.6 million and $1.8 million during the three and six months ended June 30, 2016. The first six months of 2017 did not include any early termination revenues.

(5)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $1.1 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $1.6 million during the six months ended June 30, 2017 and 2016, respectively, (ii) new crew training costs of $0.1 million during the three months ended June 30, 2017 and 2016, and $0.1 million during the six months ended June 30, 2017 and June 30, 2016, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.5 million during the three months ended June 30, 2016, and $0.2 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively, (iv) rig reactivation costs associated with the redeployment of previously stacked rigs, excluding $0.1 million of new crew training costs (included in (ii) above), of $0.3 million and $1.0 million during the three and six months ended June 30, 2017, respectively, and (v) out-of-pocket expenses of $0.1 million, net of insurance recoveries, incurred as a result of damage to one of our rig's mast during the first quarter of 2017.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
Revenues for the three months ended June 30, 2017 were $21.3 million, representing a 40.4% increase as compared to revenues of $15.2 million for the three months ended June 30, 2016. This increase was attributable to an increase in operating days to 1,111 days as compared to 732 days in the prior year period. Additionally, 363 days in the prior year period represented standby-without-crew days at lower dayrates. On a revenue per operating day basis, our revenue per day decreased by 9.5% to $18,201 during the three months ended June 30, 2017, as compared to revenue per day of $20,116 for the three months ended June 30, 2016. This decrease in revenue per day is attributable to a larger portion of our revenues being earned at lower dayrates as opposed to under legacy contracts entered into prior to the market decline that began in late 2014.
Operating Costs
Operating costs for the three months ended June 30, 2017 were $15.8 million, representing an 113.7% increase as compared to operating costs of $7.4 million for the three months ended June 30, 2016. This increase was attributable to an increase in operating days to 1,111 days as compared to 732 days in the prior year period. Additionally, 363 days in the prior year period represented standby-without-crew days. Rigs on standby-without-crew incur minimal operating costs. On a cost per operating day basis, our cost increased to $12,926 per day during the three months ended June 30, 2017, representing a 47.6% increase compared to cost per operating day of $8,757 for the three months ended June 30, 2016. This increase was primarily the result of a decrease in rigs earning revenue on a standby-without-crew basis during the current period.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended June 30, 2017 were $3.4 million, representing a 31.4% decrease as compared to selling, general and administrative expense of $5.0 million for the three months ended June 30, 2016. This decrease as compared to the prior year quarter primarily relates to the recognition of $1.5 million retirement expense in the second quarter of 2016.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2017 was $6.3 million, representing a 8.9% increase compared to depreciation and amortization expense of $5.8 million for the three months ended June 30, 2016. This increase relates primarily to upgrades and additions to certain rigs in 2016 and 2017. We begin depreciating our rigs on a straight-line basis, when they commence drilling operations.

Asset Impairment
During the second quarter of 2017, our management committed to a plan to sell our corporate headquarters and rig assembly yard complex located at 11601 North Galayda Street,  Houston, Texas, in order to relocate to office space and a yard facility  more suitable to our needs.  As a result, we reclassified an aggregate $4.0 million of land, buildings and equipment from property, plant and equipment to assets held for sale on our June 30, 2017 balance sheet and recognized a $0.5 million asset impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
Loss on Disposition of Assets, net
A loss on the disposition of assets totaling $0.7 million was recorded for the three months ended June 30, 2017 compared to a loss on the disposition of assets totaling $37.0 thousand in the prior year comparable period. The loss in the current quarter relates primarily to a loss of $0.8 million on the sale of certain assets classified as held for sale, offset by a gain on the sale or disposition of miscellaneous drilling equipment. In the prior year period, the loss related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $0.7 million, as compared to $1.1 million for the three months ended June 30, 2016. The decrease as compared to the prior year quarter was primarily the result of the write-off of $0.5 million in deferred financing costs as a result of the reduction in our borrowing capacity associated with the Credit Facility during the second quarter of 2016. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity and general corporate purposes.
Income Tax Expense
The income tax expense recorded for the three months ended June 30, 2017 amounted to $34.0 thousand compared to an income tax expense of $31.0 thousand for the three months ended June 30, 2016. Our effective tax rates for the three months ended June 30, 2017 and 2016 were (0.5)% and (0.7)%, respectively. All taxes in both the current and prior year period relate to Texas margin tax.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues
Revenues for the six months ended June 30, 2017 were $41.5 million, representing a 10.4% increase compared to revenues of $37.6 million for the six months ended June 30, 2016. This increase was attributable to an increase in operating days to 2,184 days as compared to 1,675 days in the prior year period. Additionally, 525 days in the prior year period represented standby-without-crew days at lower dayrates. Revenue per operating day decreased to $18,077 during the six months ended June 30, 2017 compared to revenue per day of $21,498 for the six months ended June 30, 2016. This decrease in revenue per day is attributable to a larger portion of our revenues being earned at lower dayrates as opposed to under legacy contracts entered into prior to the market decline that began in late 2014.
Operating Costs
Operating costs for the six months ended June 30, 2017 were $30.7 million, representing a 53.8% increase compared to operating costs of $20.0 million for the six months ended June 30, 2016. This increase was attributable to an increase in operating days to 2,184 days as compared to 1,675 days in the prior year period. Additionally, 525 days in the prior year period represented standby-without-crew days. Rigs on standby-without-crew incur minimal operating costs. Additionally incurred during the first six months of 2017 were rig reactivation and crew staging costs of approximately $1.1 million related to rigs that were reactivated during the first and second quarter of 2017. On a cost per operating day basis, our cost per day increased to $12,435 during the six months ended June 30, 2017, representing a 20.1% increase compared to cost per day of $10,351 for the six months ended June 30, 2016. This increase was primarily due to an decrease in the number of rigs earning revenue on a standby-without-crew basis during the current period.
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended June 30, 2017 were $7.2 million, representing a 17.1% decrease compared to selling, general and administrative expenses of $8.6 million for the six months ended June 30, 2016. This decrease as compared to the prior year period primarily relates to the recognition of $1.5 million of retirement expense in the second quarter of 2016.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2017 was $12.6 million, representing a 8.2% increase compared to depreciation and amortization expense of $11.6 million for the six months ended June 30, 2016. This increase was primarily due to upgrades and additions to certain rigs in 2016 and 2017. We begin depreciating our rigs when they commence drilling operations.
Asset Impairment
During the second quarter of 2017, our management committed to a plan to sell our corporate headquarters and rig assembly yard complex located at 11601 North Galayda Street,  Houston, Texas, in order to relocate to office space and a yard facility  more suitable to our needs.   As a result, we reclassified an aggregate $4.0 million of land, buildings and equipment from property, plant and equipment to assets held for sale on our June 30, 2017 balance sheet and recognized a $0.5 million asset impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $1.6 million was recorded for the six months ended June 30, 2017 compared to a gain on the disposition of assets totaling $0.1 million in the prior year comparable period. The loss in the current period relates primarily to a loss of $0.8 million on the sale of certain assets classified as held for sale and a $0.8 million loss on the disposal of certain rig components associated with the upgrade of three of our rigs to 7,500 psi mud systems. In the prior year period, the gain related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the six months ended June 30, 2017 was $1.3 million compared to interest expense of $2.0 million for the six months ended June 30, 2016. The decrease as compared to the prior year period was primarily the result of the write-off of $0.5 million in deferred financing costs as a result of the reduction in our borrowing capacity associated with the Credit Facility during the second quarter of 2016. Our interest expense is derived from borrowings under our revolving credit facility, which are primarily used to fund our rig construction activity and daily operations.

Income Tax Expense
The income tax expense recorded for the six months ended June 30, 2017 amounted to $80.0 thousand compared to an income tax expense of $35.0 thousand for the six months ended June 30, 2016. The effective tax rates for the six months ended June 30, 2017 and 2016 were (0.6)% and (0.8)%, respectively. All taxes in both the current and prior year period relate to Texas Margin Tax.

Liquidity and Capital Resources
Our liquidity as of June 30, 2017 included approximately $46.0 million of availability under our revolving credit facility and $5.5 million of cash.
Our principal use of capital has been the construction of drilling rigs and associated equipment and working capital and inventories to support our drilling operations. Our first drilling rig was completed and began operating in May 2012. As of June 30, 2017, we had 14 200 Series rigs. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our April 2016 public offering of common stock, and cash flows from operations and our revolving credit facility.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $2.2 million for the six months ended June 30, 2017 compared to cash provided by operating activities of $15.4 million during the same period in 2016. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2017 were lower as a result of an increase in net loss of $8.0 million, adjusted for non-cash items, of $17.3 million for the six months ended June 30, 2017 compared to $14.7 million during the same period in 2016. Working capital changes decreased cash flows from operating activities by $2.5 million for the six months ended June 30, 2017 compared to increased cash flows of $5.3 million during the same period in 2016.
Net Cash Used In Investing Activities
Cash used in investing activities was $16.3 million for the six months ended June 30, 2017 compared to cash used in investing activities of $9.6 million during the same period in 2016. During the first six months of 2017, cash payments of $17.4 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.1 million. During the 2016 period, cash payments of $10.5 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million and proceeds from insurance claims of $0.2 million.
Net Cash Provided by (Used In) Financing Activities
Cash provided by financing activities was $12.5 million for the six months ended June 30, 2017 compared to cash used in financing activities of $4.1 million during the same period in 2016. During the first six months of 2017, we made borrowings under our revolving credit facility of $22.6 million. These proceeds were offset by repayments under our revolving credit facility of $9.4 million, restricted stock unit's withheld for taxes paid of $0.5 million and payments for capital lease obligations of $0.3 million. During the first six months of 2016 we received proceeds of $43.0 million from a public offering and made borrowings under our revolving credit facility of $34.8 million. These proceeds were offset by repayments under our revolving credit facility of $81.1 million and payments for capital lease obligations of $0.3 million.
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

On July 14, 2017, we further amended our existing credit facility. This amendment maintained the aggregate commitments at $85 million and extended the maturity date two years to November 5, 2020. In addition, the amendment provided for an additional uncommitted $65.0 million accordion feature that allows for future increases in facility commitments. The amendment contained various changes to the financial and other covenants to accommodate the extension in term, including changes to the leverage ratio covenant, fixed charge coverage ratio covenant and rig utilization ratio covenant. Additionally, the advance rate increased to 75% through September 30, 2017, decreasing 1.25% per quarter, subject to a floor of 65%. At June 30, 2017, our aggregate borrowings under the Credit Facility were $39.0 million and the borrowing base was $89.7 million. Proforma for the amendment our borrowing base would have been $95.4 million.

The obligations under the Credit Facility are secured by all of our assets and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. Under the Credit Facility, for purposes of calculating EBITDA, non-cash stock-based compensation expense is added back to EBITDA, as well as up to $2.0 million of previously capitalized construction costs that may be incurred in 2017. The Credit Facility also permits us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of June 30, 2017, we are in compliance with these covenants.

The Credit Facility provides that an event of default may occur if a material adverse change to ICD occurs, which is considered a subjective acceleration clause under applicable accounting rules. In accordance with ASC 470-10-45, because of the existence of this clause, borrowings under the Credit Facility will be required to be classified as current in the event the springing lock-box event occurs, regardless of the actual maturity of the borrowings. The requirement for a mandatory lock-box trigger occurs when availability under the Credit Facility is $10.0 million or less.
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to 75% of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised two times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig.

At our election, interest under the Credit Facility is determined by reference at our option to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of June 30, 2017, the weighted average interest rate on our borrowings was 5.68%.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. This guidance, as updated, is effective for interim and annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact this guidance will have on our financial statements and have engaged a third party expert to assist us on this evaluation process. We, along with our third party experts, have identified and begun to analyze a sample of contracts that are representative of our business and are in the process of performing a detailed analysis of the performance obligations and pricing arrangements therein. We are also still evaluating the portion of our contract drilling revenues that will be subject to the new leasing guidance discussed below. We currently expect to adopt this new guidance utilizing the modified retrospective approach. Once this new guidance is adopted, additional disclosures will be required in our financial statements.
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
Interest Rate Risk
Total long-term debt at June 30, 2017 included $39.0 million of floating-rate debt attributed to borrowings at an average interest rate of 5.68%. As a result, our annual interest cost in 2017 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.57%) would be approximately $0.2 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2017; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Recently, and in particular, following the November 2016 decision by the Organization of Petroleum Exporting Countries (“OPEC”) to reduce production quotas, oil prices began to recover. However, there are no indications at this time that oil prices and rig counts will recover to their previous highs experienced in 2014.
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
As market conditions have improved from trough levels in 2016 and begun to stabilize, demand for our ShaleDriller® rigs has improved. At June 30, 2017, all 14 of our rigs were under contract. In addition to improving utilization, contract tenors are improved with customers willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and recently oil prices have fallen below $45 per barrel. If oil prices were to fall below $45 per barrel for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

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

10.1	Second Amended and Restated Credit Facility, dated July 14, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed July 17, 2017, Exhibit 10.1)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed with this report

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
Date: July 27, 2017