Form 10-Q
period 2018-06-30
Independence Contract Drilling, Inc.
filed 2018-08-02
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
38,252,765 shares of the registrant’s Common Stock were outstanding as of July 30, 2018.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,554	$2,533
Accounts receivable, net	19,702	18,056
Inventories	2,875	2,710
Assets held for sale	1,920	1,920
Prepaid expenses and other current assets	3,986	2,957
Total current assets	31,037	28,176
Property, plant and equipment, net	279,082	275,105
Other long-term assets, net	1,316	1,364
Total assets	$311,435	$304,645
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$541	$533
Accounts payable	14,661	11,627
Accrued liabilities	7,070	6,969
Total current liabilities	22,272	19,129
Long-term debt	59,490	49,278
Deferred income taxes, net	613	683
Other long-term liabilities	120	73
Total liabilities	82,495	69,163
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 38,597,447 and 38,246,919 shares issued, respectively; and 38,252,765 and 37,985,225 shares outstanding, respectively	383	380
Additional paid-in capital	327,880	326,616
Accumulated deficit	(97,104)	(89,645)
Treasury stock, at cost, 344,682 and 261,694 shares, respectively	(2,219)	(1,869)
Total stockholders’ equity	228,940	235,482
Total liabilities and stockholders’ equity	$311,435	$304,645

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$25,754	$21,285	$51,381	$41,521
Costs and expenses
Operating costs	17,966	15,808	36,892	30,706
Selling, general and administrative	3,938	3,435	7,417	7,153
Depreciation and amortization	6,579	6,335	13,170	12,591
Asset impairment, net	—	546	(35)	675
(Gain) loss on disposition of assets, net	(333)	745	(415)	1,573
Total costs and expenses	28,150	26,869	57,029	52,698
Operating loss	(2,396)	(5,584)	(5,648)	(11,177)
Interest expense	(938)	(686)	(1,881)	(1,316)
Loss before income taxes	(3,334)	(6,270)	(7,529)	(12,493)
Income tax (benefit) expense	(21)	34	(70)	80
Net loss	$(3,313)	$(6,304)	$(7,459)	$(12,573)
Loss per share:
Basic and diluted	$(0.09)	$(0.17)	$(0.20)	$(0.33)
Weighted average number of common shares outstanding:
Basic and diluted	38,253	37,679	38,188	37,613

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statement of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2017	37,985,225	$380	$326,616	$(89,645)	$(1,869)	$235,482
RSUs vested, net of shares withheld for taxes	350,528	3	(98)	—	—	(95)
Purchase of treasury stock	(82,988)	—	—	—	(350)	(350)
Stock-based compensation	—	—	1,362	—	—	1,362
Net loss	—	—	—	(7,459)	—	(7,459)
Balances at June 30, 2018	38,252,765	$383	$327,880	$(97,104)	$(2,219)	$228,940

The accompanying notes are an integral part of these financial statements.

Independence Contract Drilling, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(7,459)	$(12,573)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,170	12,591
Asset impairment, net	(35)	675
Stock-based compensation	1,362	2,169
(Gain) loss on disposition of assets, net	(415)	1,573
Deferred income taxes	(70)	80
Amortization of deferred financing costs	185	250
Bad debt expense	22	—
Changes in operating assets and liabilities
Accounts receivable	(1,668)	(1,478)
Inventories	(136)	(3)
Prepaid expenses and other assets	(951)	(644)
Accounts payable and accrued liabilities	(539)	(392)
Net cash provided by operating activities	3,466	2,248
Cash flows from investing activities
Purchases of property, plant and equipment	(13,023)	(17,367)
Proceeds from the sale of assets	327	1,060
Net cash used in investing activities	(12,696)	(16,307)
Cash flows from financing activities
Borrowings under Credit Facility	27,441	22,611
Repayments under Credit Facility	(17,200)	(9,363)
Purchase of treasury stock	(350)	(24)
RSUs withheld for taxes	(95)	(455)
Financing costs paid	(215)	(8)
Payments for capital lease obligations	(330)	(308)
Net cash provided by financing activities	9,251	12,453
Net increase (decrease) in cash and cash equivalents	21	(1,606)
Cash and cash equivalents
Beginning of period	2,533	7,071
End of period	$2,554	$5,465
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,878	$1,157
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$3,621	$(855)
Additions to property, plant and equipment through capital leases	$309	$536
Additions to property, plant and equipment through tenant allowance on leasehold improvement	$100	$—
Transfer of assets from held for sale to held and used	$2,717	$—
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
Our standardized rig fleet consists of 15 premium 200 Series ShaleDriller rigs, all of which are equipped with our integrated omni-directional walking system that is specifically designed to optimize pad drilling for our customers. Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018. Every rig in our fleet is a 1500-hp, AC programmable rig designed to be fast-moving between drilling sites and is equipped with 7500 psi mud systems, top drives, automated tubular handling systems and blowout preventer handling systems. All of our rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
Our first rig commenced drilling in May 2012. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale, however, our rigs have previously operated in the Eagle Ford Shale and the Mid-Continent and Eaglebine regions as well.
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
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. Oil and natural gas prices have slowly recovered from the lows experienced in 2016, with WTI oil prices reaching a three-year high of $75.23 per barrel in the second quarter of 2018. Similarly, natural gas prices at Henry Hub have averaged $2.96 per MMBtu in 2018 as of July 16, 2018.
Demand for our ShaleDriller rigs has improved year over year as market conditions have improved from trough levels in 2016. At June 30, 2018, all 15 of our rigs were under contract and 14 rigs were operating. Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018. In addition to improving utilization, contract tenors improved with customers signing term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels, with the potential to move higher if market conditions continue to improve. However, if oil prices were to fall for any sustained period of time, market conditions and demand for our services could deteriorate.
Announcement of Merger
On July 19, 2018, we announced our entry into a definitive merger agreement pursuant to which we will acquire all of the outstanding equity interests in Sidewinder Drilling LLC. The merger will combine two highly complementary pad-optimal drilling fleets and operations focused in the Permian Basin, Haynesville region and other basins in Texas and its contiguous states.
Upon closing of the transaction, we will more than double the size of our pad-optimal rig fleet to 34 rigs following modest upgrades to five Sidewinder rigs. The transaction is subject to customary regulatory approvals, approval by our stockholders of the issuance of our common stock in the merger transaction and other customary closing conditions. The transaction is expected to close early in the fourth quarter of 2018.

Under the terms of the transaction, the Sidewinder unitholders will receive an aggregate of 36,752,657 shares of our common stock, representing approximately 49% of the total outstanding shares immediately following the closing of the transaction. At the closing, we will repay $58.5 million of Sidewinder first lien notes.
Contemporaneously with the signing of the merger agreement, we received binding commitments for a $130 million, secured, 5-year-non-amortizing term loan and a $40 million revolving credit facility, both to be entered into at the closing of the transaction. Proceeds from the term loan will be used to refinance both our existing debt and the Sidewinder debt assumed in the transaction.
The combined company’s board of directors will consist of four of our existing board members, including our Chairman of the Board, Thomas R. Bates, as well as two members appointed by the controlling owners of Sidewinder. The combined company’s management team will be led by Anthony Gallegos, Sidewinder’s current President & Chief Executive Officer, who also will serve as a director of the combined company, and Philip Choyce, our current Executive Vice President & Chief Financial Officer.
The merger has been unanimously approved by the boards of directors of both companies and has received the requisite approval of the unitholders of Sidewinder. Completion of the merger is subject to customary closing conditions, including approval by our stockholders of the issuance of the shares in connection with the merger and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
Interim results for the three and six months ended June 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

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

Disaggregation of Revenue
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Dayrate drilling	$24,447	$20,098	$48,224	$39,244
Mobilization	271	426	730	967
Reimbursables	1,002	760	2,233	1,301
Capital modification	34	—	194	—
Other	—	1	—	9
Total revenue	$25,754	$21,285	$51,381	$41,521
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
The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

(in thousands)	June 30, 2018	December 31, 2017
Receivables, which are included in "Accounts receivable, net"	$19,674	$18,028
Contract assets	$—	$—
Contract liabilities	$(435)	$(836)
Significant changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities at beginning of period	$—	$237	$—	$696
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$—	$(295)	$—	$(295)
Transferred to receivables from contract assets at beginning of period	$—	$—	$—	$—

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2018	2019	2020	Total
Revenue	$233	$202	$—	$435
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs amounted to $0.3 million and $12 thousand, and were recorded as “Prepaid expenses and other current assets” and “Other long-term assets, net,” respectively, on our balance sheet at June 30, 2018. During the three and six months ended June 30, 2018 we amortized $0.2 million and $0.6 million of contract costs, respectively.
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
The fair value of our Credit Facility debt is determined by Level 3 measurements based on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 6.1%. The fair value of our capital lease obligations is determined using Level 3 measurements using our current incremental borrowing rate. The estimated fair value of our long-term debt, including our capital lease obligations, totaled $60.9 million and $50.6 million as of June 30, 2018 and December 31, 2017, respectively, compared to a carrying amount of $59.5 million and $49.3 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of our assets held for sale is determined using Level 3 measurements.
Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

5.	Inventories
All of our inventory as of June 30, 2018 and December 31, 2017 consisted of supplies held for use in our drilling operations.

6.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accrued salaries and other compensation	$2,470	$2,646
Insurance	1,922	507
Deferred revenues (contract liabilities)	425	762
Property, sales and other taxes	1,691	2,693
Other	562	361
	$7,070	$6,969

7.	Long-term Debt
Our Long-term Debt consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Credit Facility due November 5, 2020	$58,782	48,541
Capital lease obligations	1,249	1,270
	60,031	49,811
Less: current portion	(541)	(533)
Long-term debt	$59,490	$49,278
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
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to a certain percentage, the “advance rate”, of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. As of June 30, 2018, the advance rate was 71.25%. The advance rate declines 1.25% each quarter through June 2019. Thereafter, through the maturity date, the advance rate remains at 65%. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised two times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig.
At our election, interest under the Credit Facility is determined by reference, at our option, to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of June 30, 2018, the weighted average interest rate on our borrowings was 6.62%.
The Credit Facility contains various financial covenants including a leverage covenant, fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions; redeem subordinated indebtedness; make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of June 30, 2018, we are in compliance with these covenants.
Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA, as well as up to $2.0 million of previously capitalized construction costs that were incurred in 2017. In April 2018, in connection with the construction of our 15th ShaleDriller rig, we amended the Credit Facility as follows:  (i) permit capital expenditures up to a maximum of $13 million associated with the new rig to be excluded from the calculation of our fixed charge coverage ratio covenant, (ii) calculate EBITDA during the second quarter of 2018 on an annualized quarterly basis, (iii) calculate EBITDA during the third quarter of 2018 on an annualized six-month basis and (iv) calculate EBITDA during the fourth quarter of 2018 on an annualized nine-month basis.
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
We had $58.8 million in outstanding borrowings under the Credit Facility at June 30, 2018. Remaining availability under the Credit Facility was $26.2 million at June 30, 2018.
Capital Lease Obligations
Our capital lease obligations all relate to vehicles that are leased to support our operations. These leases generally have initial terms of 36 months and are paid monthly.

8.	Stock-Based Compensation
In March 2012, we adopted the 2012 Omnibus Long-Term Incentive Plan (the “2012 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2012 Plan was subsequently amended in August 2014 and June 2016. The 2012 Plan, as amended, permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 4,754,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. As of June 30, 2018, approximately 1,016,855 shares were available for future awards.

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

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation cost recognized:
Stock options	$—	$—	$—	$—
Restricted stock and restricted stock units	718	1,157	1,362	2,169
Total stock-based compensation	$718	$1,157	$1,362	$2,169
No stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2018 or 2017.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the six months ended June 30, 2018 or 2017.
A summary of stock option activity and related information for the six months ended June 30, 2018 is as follows:

	Six Months Ended June 30, 2018
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	682,950	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2018	682,950	$12.74
Exercisable at June 30, 2018	682,950	$12.74
The number of options vested at June 30, 2018 was 682,950 with a weighted average remaining contractual life of 3.8 years and a weighted average exercise price of $12.74 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at June 30, 2018.
Restricted Stock
Restricted stock awards consist of grants of our common stock that vest ratably over three to four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2018, there was no unrecognized compensation cost related to unvested restricted stock awards and all previously issued restricted stock awards had vested.
Restricted Stock Units
We have granted restricted stock units ("RSUs") to key employees under the 2012 Plan. We have granted three-year time vested RSUs, as well as performance-based and market-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based RSUs is based on our three-year total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based RSUs is based on our cumulative EBITDA, safety or uptime performance statistics, as defined in the restricted stock unit agreement, over a three-year period. We used a Monte Carlo simulation model to value the

TSR market-based RSUs. The fair value of the performance-based RSUs is based on the market price of our common stock on the date of grant. During the restriction period, the RSUs may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2018, there was $4.5 million of total unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 1.0 year.
A summary of the status of our RSUs as of June 30, 2018, and of changes in RSUs outstanding during the six months ended June 30, 2018, is as follows:

	Six Months Ended June 30, 2018
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	993,320	$5.11
Granted	641,041	4.55
Vested and converted	(350,528)	5.03
Forfeited	(57,660)	5.36
Outstanding at June 30, 2018	1,226,173	$4.83

9.	Stockholders’ Equity and Earnings (Loss) per Share
As of June 30, 2018, we had a total of 38,252,765 shares of common stock, $0.01 par value, outstanding. We also had 344,682 shares held as treasury stock. Total authorized common stock is 100,000,000 shares.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net loss (numerator):	$(3,313)	$(6,304)	$(7,459)	$(12,573)
Loss per share:
Basic and diluted	$(0.09)	$(0.17)	$(0.20)	$(0.33)
Shares (denominator):
Weighted average common shares outstanding - basic	38,253	37,679	38,188	37,613
Net effect of dilutive stock options, warrants and restricted stock units	—	—	—	—
Weighted average common shares outstanding - diluted	38,253	37,679	38,188	37,613
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 682,950 during the three and six months ended June 30, 2018 and 800,700 during the three and six months ended June 30, 2017. RSUs, which are not participating securities and are excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,226,173 for the three and six months ended June 30, 2018 and 1,367,823 for the three and six months ended June 30, 2017.

10.	Income Taxes
Our effective tax rate was 0.6% and 0.9% for the three and six months ended June 30, 2018, and (0.5)% and (0.6)% for the three and six months ended June 30, 2017. Taxes in the current year period relate to Louisiana state income tax and

Texas margin tax. Taxes in the prior year period relate to Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

11.	Commitments and Contingencies
Purchase Commitments
As of June 30, 2018, we had outstanding purchase commitments to a number of suppliers totaling $8.3 million, net of deposits previously made, related primarily to the construction of drilling rigs. Of these commitments, $8.1 million relates to equipment currently scheduled for delivery in 2018.
Lease Commitments
We have several non-cancelable operating and capital leases primarily for the rental of office space, certain equipment and vehicles. Future minimum lease payments under operating and capital lease commitments, with lease terms in excess of one year subsequent to June 30, 2018, were as follows:

(in thousands)
2018	$412
2019	980
2020	674
2021	314
2022	263
Thereafter	293
$2,936
As of June 30, 2018, property, plant and equipment on our balance sheet included $1.3 million of equipment under capital lease, which is net of $0.6 million of accumulated amortization.  As of December 31, 2017, property, plant and equipment in our balance sheet included $1.3 million of equipment under capital lease, net of $0.5 million of accumulated amortization.  This equipment consists entirely of vehicles used in our operations.
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
Our standardized fleet consists of 15 premium 200 Series ShaleDriller rigs, all of which are equipped with our integrated omni-directional walking system that is specifically designed to optimize pad drilling for our customers. Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018. Every rig in our fleet is a 1500-hp, AC programmable rig (“AC rig”) designed to be fast-moving between drilling sites and is equipped with 7500 psi mud systems, top drives, automated tubular handling systems and blowout preventer (“BOP”) handling systems. All of our rigs are equipped with bi-fuel capabilities that enable the rig to operate on either diesel or a natural gas-diesel blend.
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
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. Oil and natural gas prices have slowly recovered from the lows experienced in 2016, with WTI oil prices reaching a three-year high of $75.23 per barrel in the second quarter of 2018. Similarly, natural gas prices at Henry Hub have averaged $2.96 per MMBtu in 2018 as of July 16, 2018.
Demand for our ShaleDriller rigs has improved year over year as market conditions have improved from trough levels in 2016. At June 30, 2018, all 15 of our rigs were under contract and 14 rigs were operating. Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018. In addition to improving utilization, contract tenors improved with customers signing term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels, with the potential to move higher if market conditions continue to improve. However, if oil prices were to fall for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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
Significant Developments
Announcement of Merger
On July 19, 2018, we announced our entry into a definitive merger agreement pursuant to which we will acquire all of the outstanding equity interests in Sidewinder Drilling LLC. The merger will combine two highly complementary pad-optimal drilling fleets and operations focused in the Permian Basin, Haynesville region and other basins in Texas and its contiguous states.
Upon closing of the transaction, we will more than double the size of our pad-optimal rig fleet to 34 rigs following modest upgrades to five Sidewinder rigs. We expect to achieve synergies in excess of $8 million and believes the acquisition will be accretive to earnings per share, EBITDA per share and cash flow per share. The transaction is subject to customary regulatory approvals, approval by our stockholders of the issuance of our common stock in the merger transaction and other customary closing conditions. The transaction is expected to close early in the fourth quarter of 2018.

Under the terms of the transaction, the Sidewinder unitholders will receive an aggregate of 36,752,657 shares of our common stock, representing approximately 49% of the total outstanding shares immediately following the closing of the transaction. At the closing, we will repay $58.5 million of Sidewinder first lien notes.
Contemporaneously with the signing of the merger agreement, we received binding commitments for a $130 million, secured, 5-year-non-amortizing term loan and a $40 million revolving credit facility, both to be entered into at the closing of the transaction. Proceeds from the term loan will be used to refinance both our existing debt and the Sidewinder debt assumed in the transaction.

The combined company’s board of directors will consist of four of our existing board members, including our Chairman of the Board, Thomas R. Bates, as well as two members appointed by the controlling owners of Sidewinder. The combined company’s management team will be led by Anthony Gallegos, Sidewinder’s current President & Chief Executive Officer, who also will serve as a director of the combined company, and Philip Choyce, our current Executive Vice President & Chief Financial Officer.

The merger has been unanimously approved by the boards of directors of both companies and has received the requisite approval of the unitholders of Sidewinder. Completion of the merger is subject to customary closing conditions, including approval by our stockholders of the issuance of the shares in connection with the merger and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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
During the three and six months ended June 30, 2017, our operating costs also included approximately $0.4 million and $1.1 million, respectively, of costs associated with the reactivation of two idle and standby rigs. These costs included costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

Results of Operations
The following summarizes our financial and operating data for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$25,754	$21,285	$51,381	$41,521
Costs and expenses
Operating costs	17,966	15,808	36,892	30,706
Selling, general and administrative	3,938	3,435	7,417	7,153
Depreciation and amortization	6,579	6,335	13,170	12,591
Asset impairment, net	—	546	(35)	675
(Gain) loss on disposition of assets, net	(333)	745	(415)	1,573
Total cost and expenses	28,150	26,869	57,029	52,698
Operating loss	(2,396)	(5,584)	(5,648)	(11,177)
Interest expense	(938)	(686)	(1,881)	(1,316)
Loss before income taxes	(3,334)	(6,270)	(7,529)	(12,493)
Income tax (benefit) expense	(21)	34	(70)	80
Net loss	$(3,313)	$(6,304)	$(7,459)	$(12,573)

Other financial and operating data
Number of completed rigs (end of period) (1)	14	14	14	14
Rig operating days (2)	1,264.7	1,111.2	2,524.1	2,184.1
Average number of operating rigs (3)	13.9	12.2	13.9	12.1
Rig utilization (4)	99.3%	93.9%	99.6%	92.8%
Average revenue per operating day (5)	$19,411	$18,201	$19,233	$18,077
Average cost per operating day (6)	$13,034	$12,926	$13,223	$12,435
Average rig margin per operating day	$6,377	$5,275	$6,010	$5,642

(1)	Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018.

(2)
Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and six months ended June 30, 2018, we did not earn any revenue on a standby basis. During the three and six months ended June 30, 2017, there were zero and 77.9 operating days in which we earned revenue on a standby basis, respectively, including zero and 69.0 standby-without-crew days, respectively.

(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.

(4)	Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $1.2 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively.

(6)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $1.2 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively, (ii) new crew training costs of $68.0 thousand and $55.0 thousand during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.2 million and zero during the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively, (iv) rig reactivation costs associated with the redeployment of previously stacked rigs, excluding new crew training costs (included in (ii) above), of $0.3 million and $1.0 million during the three and six months ended June 30, 2017, respectively, and (v) out-of-pocket expenses of $0.1 million, net of insurance recoveries, incurred as a result of damage to one of our rig's mast during the six months ended June 30, 2017.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues
Revenues for the three months ended June 30, 2018 were $25.8 million, representing a 21.0% increase as compared to revenues of $21.3 million for the three months ended June 30, 2017. This increase was attributable to an increase in operating days to 1,265 days as compared to 1,111 days in the prior year comparable quarter and higher dayrates as compared to the prior year comparable quarter. The increase in operating days was primarily attributable to our 14th ShaleDriller rig operating during the current quarter, while still being converted during the prior year quarter, as well as a rig, which was primarily idle during the prior year quarter, operating at full utilization in the current quarter. On a revenue per operating day basis, our revenue per day increased by 6.6% to $19,411 during the three months ended June 30, 2018, as compared to revenue per day of $18,201 for the three months ended June 30, 2017. This increase in revenue per day was primarily the result of increased dayrates during the current quarter.
Operating Costs
Operating costs for the three months ended June 30, 2018 were $18.0 million, representing an 13.7% increase as compared to operating costs of $15.8 million for the three months ended June 30, 2017. This increase was attributable to an increase in operating days to 1,265 days as compared to 1,111 days in the prior year comparable quarter. On a cost per operating day basis, our cost increased to $13,034 per day during the three months ended June 30, 2018, representing a 0.8% increase compared to cost per operating day of $12,926 for the three months ended June 30, 2017. The increase in cost per operating day during the three months ended June 30, 2018 was primarily attributable to slightly higher repair and maintenance costs.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended June 30, 2018 were $3.9 million, representing a 14.6% increase as compared to selling, general and administrative expense of $3.4 million for the three months ended June 30, 2017. This increase as compared to the prior year comparable quarter primarily relates to higher incentive compensation and higher professional fees associated with with the negotiation of the Sidewinder merger agreement.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2018 was $6.6 million, representing a 3.9% increase compared to depreciation and amortization expense of $6.3 million for the three months ended June 30, 2017. This increase relates primarily to upgrades and additions to certain rigs in 2017 and 2018.
Asset Impairment, net
We did not record any asset impairment expense in the second quarter of 2018.
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

(Gain) Loss on Disposition of Assets, net
A gain on the disposition of assets totaling $0.3 million was recorded for the three months ended June 30, 2018 compared to a loss on the disposition of assets totaling $0.7 million in the prior year comparable quarter. In the current quarter, the gain primarily relates to the sale or disposition of miscellaneous drilling equipment. The loss in the prior year comparable quarter related primarily to a loss of $0.8 million on the sale of certain assets classified as held for sale, offset by a gain on the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended June 30, 2018 was $0.9 million, as compared to $0.7 million for the three months ended June 30, 2017. The increase as compared to the prior year comparable quarter was primarily the result of increased average borrowings, as well as an increase in the 30 day LIBOR rate, which drives our borrowing rate of interest, between June 30, 2017 and June 30, 2018. Our interest expense is derived from borrowings under our Credit Facility, which are primarily used to fund our rig construction and rig upgrade activity and general corporate purposes.
Income Tax (Benefit) Expense
The income tax benefit recorded for the three months ended June 30, 2018 amounted to $21.0 thousand compared to an income tax expense of $34.0 thousand for the three months ended June 30, 2017. Our effective tax rates for the three months ended June 30, 2018 and 2017 were 0.6% and (0.5)%, respectively. Taxes in the current year period relate to Louisiana state income tax and to Texas margin tax. Taxes in the prior year period relate to Texas margin tax.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues
Revenues for the six months ended June 30, 2018 were $51.4 million, representing a 23.7% increase compared to revenues of $41.5 million for the six months ended June 30, 2017. This increase was attributable to an increase in operating days to 2,524 days as compared to 2,184 days in the prior year period. The increase in operating days was primarily attributable to our 14th ShaleDriller rig operating during the first six months of 2018, while still being converted during the prior year period, as well as a rig, which was primarily idle during the first six months of 2017, operating at full utilization in the current year period. Revenue per operating day increased to $19,233 during the six months ended June 30, 2018 compared to revenue per day of $18,077 during the six months ended June 30, 2017. This increase in revenue per day was primarily the result of increased dayrates during the six months ended June 30, 2018, as well as a decrease in the number of rigs operating on a standby-without-crew basis during the six months ended June 30, 2018. Rigs on standby-without-crew earn lower dayrates. There were no standby-without-crew days recorded during the six months ended June 30, 2018 as compared to 69 standby-without-crew days recorded during the six months ended June 30, 2017.
Operating Costs
Operating costs for the six months ended June 30, 2018 were $36.9 million, representing a 20.1% increase compared to operating costs of $30.7 million for the six months ended June 30, 2017. This increase was attributable to an increase in operating days to 2,524 days as compared to 2,184 days in the prior year period. The increase in operating days was primarily attributable to our 14th ShaleDriller rig operating during the first six months of 2018, while still being converted during the prior year period, as well as a rig, which was primarily idle during the first six months of 2017, operating at full utilization in the current year period. The current year increase in operating costs was offset by a reduction in rig reactivation and crew staging costs compared to the prior period which included approximately $1.1 million related to rigs that were reactivated during the first and second quarter of 2017. On a cost per operating day basis, our cost per day increased to $13,223 during the six months ended June 30, 2018, representing a 6.3% increase compared to cost per day of $12,435 for the six months ended June 30, 2017. The increase in cost per operating day was primarily due to a decrease in the number of rigs operating on a standby-without-crew basis during the six months ended June 30, 2018. Rigs on standby-without-crew incur minimal operating costs. There were no standby-without-crew days recorded during the six months ended June 30, 2018 as compared to 69 standby-without-crew days recorded during the six months ended June 30, 2017.
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended June 30, 2018 were $7.4 million, representing a 3.7% increase compared to selling, general and administrative expenses of $7.2 million for the six months ended June 30, 2017. This increase as compared to the prior year period primarily relates to higher incentive compensation and professional fees associated with the negotiation of definitive documents with respect to the Sidewinder merger and higher Louisiana franchise tax expense during the six months ended June 30, 2018.

Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2018 was $13.2 million, representing a 4.6% increase compared to depreciation and amortization expense of $12.6 million for the six months ended June 30, 2017. This increase was primarily due to upgrades and additions to certain rigs in 2017 and 2018. We begin depreciating our rigs when they commence drilling operations.
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
Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $0.4 million was recorded for the six months ended June 30, 2018 compared to a loss on the disposition of assets totaling $1.6 million in the prior year comparable period. In the current year period, the gain primarily relates to the sale or disposition of miscellaneous drilling equipment. In the prior year period, the loss related primarily to a loss of $0.8 million on the sale of certain assets classified as held for sale and a $0.8 million loss on the disposal of certain rig components associated with the upgrade of three of our rigs to 7,500 psi mud systems.
Interest Expense
Interest expense for the six months ended June 30, 2018 was $1.9 million compared to interest expense of $1.3 million for the six months ended June 30, 2017. The increase as compared to the prior year period was primarily the result of increased average borrowings, as well as an increase in the 30 day LIBOR rate, which drives our borrowing rate of interest, between June 30, 2017 and June 30, 2018. Our interest expense is derived from borrowings under our Credit Facility, which are primarily used to fund our rig construction and rig upgrade activity and general corporate purposes.
Income Tax (Benefit) Expense
The income tax benefit recorded for the six months ended June 30, 2018 amounted to $70.0 thousand compared to an income tax expense of $80.0 thousand for the six months ended June 30, 2017. The effective tax rates for the six months ended June 30, 2018 and 2017 were 0.9% and (0.6)%, respectively. Taxes in the current year period relate to Louisiana state income tax and to Texas margin tax. Taxes in the prior year period relate to Texas margin tax.

Liquidity and Capital Resources
Our liquidity as of June 30, 2018 included approximately $26.2 million of our $85.0 million commitment availability under our Credit Facility, $2.6 million of cash and $6.2 million of other net working capital.
Our principal use of capital has been the construction of drilling rigs and associated equipment and working capital and inventories to support our drilling operations. Our first drilling rig was completed and began operating in May 2012. As of June 30, 2018, we had 15 200 Series rigs. Our primary sources of capital to date have been funds received from our initial private placement, our IPO, our April 2016 public offering of common stock, and cash flows from operations and our Credit Facility.

Net Cash Provided By Operating Activities
Cash provided by operating activities was $3.5 million for the six months ended June 30, 2018 compared to cash provided by operating activities of $2.2 million during the same period in 2017. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2018 were higher as a result of a decrease in net loss of $5.1 million, adjusted for non-cash items, of $14.2 million for the six months ended June 30, 2018 compared to $17.3 million for non-cash items during the same period in 2017. Working capital changes decreased cash flows from operating activities by $3.3 million for the six months ended June 30, 2018 compared to $2.5 million during the same period in 2017.
Net Cash Used In Investing Activities
Cash used in investing activities was $12.7 million for the six months ended June 30, 2018 compared to cash used in investing activities of $16.3 million during the same period in 2017. During the first six months of 2018, cash payments of $13.0 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.3 million. During the 2017 period, cash payments of $17.4 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.1 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $9.3 million for the six months ended June 30, 2018 compared to cash provided by financing activities of $12.5 million during the same period in 2017. During the first six months of 2018, we made borrowings under our Credit Facility of $27.4 million. These proceeds were offset by repayments under our Credit Facility of $17.2 million, the purchase of treasury stock of $0.4 million, restricted stock unit's withheld for taxes paid of $0.1 million, financing costs paid of $0.2 million and payments for capital lease obligations of $0.3 million. During the first six months of 2017 we made borrowings under our Credit Facility of $22.6 million. These proceeds were offset by repayments under our Credit Facility of $9.4 million, the purchase of treasury stock of $24.0 thousand, restricted stock unit's withheld for taxes paid of $0.5 million and payments for capital lease obligations of $0.3 million.
Future Liquidity Requirements
We expect our future capital and liquidity needs to be related to funding capital expenditures for our capital spare inventory, operating expenses, maintenance capital expenditures, working capital and general corporate purposes. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our Credit Facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next twelve months.

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
Borrowings under the Credit Facility are subject to a borrowing base formula that allows for borrowings of up to 85% of eligible trade accounts receivable not more than 90 days outstanding, plus up to a certain percentage, the “advance rate”, of the appraised forced liquidation value of our eligible, completed and owned drilling rigs. As of June 30, 2018, the advance rate was 71.25%. The advance rate declines 1.25% each quarter through June 2019. Thereafter, through the maturity date, the advance rate remains at 65%. Rigs that remain idle for 90 consecutive days or longer are removed from the borrowing base until they are contracted. In addition, rigs are appraised two times a year and are subject to upward or downward revisions as a result of market conditions as well as the age of the rig.
At our election, interest under the Credit Facility is determined by reference, at our option, to either (i) the London Interbank Offered Rate (“LIBOR”), plus 4.5% or (ii) a “base rate” equal to the higher of the prime rate published by JP Morgan Chase Bank or three-month LIBOR plus 1%, plus in each case, 3.5%, the federal funds effective rate plus 0.05%. We also pay, on a quarterly basis, a commitment fee of 0.50% per annum on the unused portion of the Credit Facility commitment. As of June 30, 2018, the weighted average interest rate on our borrowings was 6.62%.
The Credit Facility contains various financial covenants including a leverage covenant, fixed charge coverage ratio and rig utilization ratio. Additionally, there are restrictive covenants that limit our ability to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions; redeem subordinated indebtedness; make certain types of investments or make other restricted payments; create or incur liens; consummate a merger, consolidation or sale of all or substantially all assets; and engage in business other than a business that is the same or similar to the current business and reasonably related businesses. The Credit Facility does, however, permit us to incur up to $20.0 million of additional indebtedness for the purchase of additional rigs or rig equipment. As of June 30, 2018, we are in compliance with these covenants.
Under the Credit Agreement, as amended, for purposes of calculating EBITDA, non-cash stock-based compensation is added back to EBITDA, as well as up to $2.0 million of previously capitalized construction costs that were incurred in 2017. In April 2018, in connection with the construction of our 15th ShaleDriller rig, we amended the Credit Facility as follows:  (i) permit capital expenditures up to a maximum of $13 million associated with the new rig to be excluded from the calculation of our fixed charge coverage ratio covenant, (ii) calculate EBITDA during the second quarter of 2018 on an annualized quarterly basis, (iii) calculate EBITDA during the third quarter of 2018 on an annualized six-month basis and (iv) calculate EBITDA during the fourth quarter of 2018 on an annualized nine-month basis.
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
We had $58.8 million in outstanding borrowings under the Credit Facility at June 30, 2018. Remaining availability under the Credit Facility was $26.2 million at June 30, 2018.
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
Interest Rate Risk
Total long-term debt at June 30, 2018 included $58.8 million of floating-rate debt attributed to borrowings at an average interest rate of 6.62%. As a result, our annual interest cost in 2018 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.66%) would be approximately $0.4 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2018; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016. Similarly, natural gas prices declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. Oil and natural gas prices have slowly recovered from the lows experienced in 2016, with WTI oil prices reaching a three-year high of $75.23 per barrel in the second quarter of 2018. Similarly, natural gas prices at Henry Hub have averaged $2.96 per MMBtu in 2018 as of July 16, 2018.
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
Demand for our ShaleDriller rigs has improved year over year as market conditions have improved from trough levels in 2016. At June 30, 2018, all 15 of our rigs were under contract and 14 rigs were operating. Our 15th ShaleDriller rig was completed and commenced operations subsequent to the end of the second quarter of 2018. In addition to improving utilization, contract tenors are improving with customers being willing to sign term contracts of six to twelve months or longer, and at higher dayrates compared to trough levels. However, the pace and duration of the current recovery is unknown, and if commodity prices were to fall for any sustained period of time, market conditions and demand for our products and services could deteriorate.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

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

10.2
Second Amendment to Second Amended and Restated Credit Facility, dated April 23, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed April 26, 2018, Exhibit 10.2)

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
Date: August 2, 2018