Form 10-Q
period 2019-06-30
Independence Contract Drilling, Inc.
filed 2019-08-01
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
76,948,679 shares of the registrant’s Common Stock were outstanding as of July 29, 2019.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$10,278	$12,247
Accounts receivable, net	35,862	41,987
Inventories	2,443	2,693
Assets held for sale	13,796	19,711
Prepaid expenses and other current assets	3,321	8,930
Total current assets	65,700	85,568
Property, plant and equipment, net	489,074	496,197
Goodwill	1,627	1,627
Other long-term assets, net	2,212	1,470
Total assets	$558,613	$584,862
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,161	$587
Accounts payable	19,606	16,312
Accrued liabilities	16,057	29,219
Current portion of contingent consideration	13,950	—
Total current liabilities	50,774	46,118
Long-term debt	128,654	130,012
Contingent consideration	—	15,748
Deferred income taxes, net	1,132	774
Other long-term liabilities	1,125	677
Total liabilities	181,685	193,329
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized; 77,469,233 and 77,598,806 shares issued, respectively, and 76,948,679 and 77,078,252 shares outstanding, respectively	769	771
Additional paid-in capital	504,074	503,446
Accumulated deficit	(124,869)	(109,638)
Treasury stock, at cost, 520,554 shares	(3,046)	(3,046)
Total stockholders’ equity	376,928	391,533
Total liabilities and stockholders’ equity	$558,613	$584,862

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$52,879	$25,754	$113,237	$51,381
Costs and expenses
Operating costs	37,453	17,966	76,786	36,892
Selling, general and administrative	3,008	3,495	7,553	6,974
Merger-related expenses	1,287	443	2,368	443
Depreciation and amortization	11,371	6,579	22,684	13,170
Asset impairment (insurance recoveries), net	5,855	—	7,873	(35)
Loss (gain) on disposition of assets, net	18	(333)	3,238	(415)
Total costs and expenses	58,992	28,150	120,502	57,029
Operating loss	(6,113)	(2,396)	(7,265)	(5,648)
Interest expense	(3,592)	(938)	(7,353)	(1,881)
Other expense	(255)	—	(255)	—
Loss before income taxes	(9,960)	(3,334)	(14,873)	(7,529)
Income tax expense (benefit)	2,898	(21)	358	(70)
Net loss	$(12,858)	$(3,313)	$(15,231)	$(7,459)
Loss per share:
Basic and diluted	$(0.17)	$(0.09)	$(0.20)	$(0.20)
Weighted average number of common shares outstanding:
Basic and diluted	75,692	38,253	75,692	38,188

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2018	77,078,252	$771	$503,446	$(109,638)	$(3,046)	$391,533
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	387	—	—	387
Net loss	—	—	—	(2,373)	—	(2,373)
Balances at March 31, 2019	77,078,252	$771	$503,656	$(112,011)	$(3,046)	$389,370
Restricted stock forfeiture	(129,573)	(2)	2	—	—	—
Stock-based compensation	—	—	416	—	—	416
Net loss	—	—	—	(12,858)	—	(12,858)
Balances at June 30, 2019	76,948,679	$769	$504,074	$(124,869)	$(3,046)	$376,928

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2017	37,985,225	$380	$326,616	$(89,645)	$(1,869)	$235,482
RSUs vested, net of shares withheld for taxes	350,528	3	(98)	—	—	(95)
Purchase of treasury stock	(82,988)	—	—	—	(350)	(350)
Stock-based compensation	—	—	644	—	—	644
Net loss	—	—	—	(4,146)	—	(4,146)
Balances at March 31, 2018	38,252,765	383	327,162	(93,791)	(2,219)	231,535
Stock-based compensation	—	—	718	—	—	718
Net loss	—	—	—	(3,313)	—	(3,313)
Balances at June 30, 2018	38,252,765	$383	$327,880	$(97,104)	$(2,219)	$228,940

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(15,231)	$(7,459)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	22,684	13,170
Asset impairment (insurance recoveries), net	7,873	(35)
Stock-based compensation	803	1,362
Loss (gain) on disposition of assets, net	3,238	(415)
Deferred income taxes	358	(70)
Amortization of deferred financing costs	406	185
Bad debt (recovery) expense	(42)	22
Changes in operating assets and liabilities
Accounts receivable	6,167	(1,668)
Inventories	(61)	(136)
Prepaid expenses and other assets	2,751	(951)
Accounts payable and accrued liabilities	(8,953)	(539)
Net cash provided by operating activities	19,993	3,466
Cash flows from investing activities
Purchases of property, plant and equipment	(23,344)	(13,023)
Proceeds from insurance claims	1,000	—
Proceeds from the sale of assets	3,912	327
Net cash used in investing activities	(18,432)	(12,696)
Cash flows from financing activities
Borrowings under ABL Credit Facility	2,511	—
Repayments under ABL Credit Facility	(5,077)	—
Borrowings under CIT Credit Facility	—	27,441
Repayments under CIT Credit Facility	—	(17,200)
Common stock issuance costs	(177)	—
Purchase of treasury stock	—	(350)
RSUs withheld for taxes	—	(95)
Financing costs paid under Term Loan Facility	(5)	—
Financing costs paid under ABL Credit Facility	(12)	—
Financing costs paid under CIT Credit Facility	—	(215)
Payments for finance and capital lease obligations	(770)	(330)
Net cash (used in) provided by financing activities	(3,530)	9,251
Net (decrease) increase in cash and cash equivalents	(1,969)	21
Cash and cash equivalents
Beginning of period	12,247	2,533
End of period	$10,278	$2,554

	Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,047	$1,878
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$591	$3,621
Additions to property, plant and equipment through capital leases	$2,223	$309
Transfer of assets from held and used to held for sale	$(4,028)	$—
Transfer from inventory to fixed assets	$(311)	$—

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
We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties.
Our rig fleet includes 29 AC powered (“AC”) rigs and three 1500-HP ultra-modern SCR rigs. During the second quarter of 2019, we elected to cease marketing these three SCR rigs in order to convert them to meet our AC pad-optimal specifications. These rigs will be removed from our marketed fleet until their conversions are complete. We ordered long lead-time items required to complete the conversions in the fourth quarter of 2018, and the first conversion is scheduled for completion during the third quarter of 2019. In addition, we own two idle rigs, including one non-walking 1500-HP AC rig and one 1500-HP SCR, which will not be marketed or reactivated until converted to AC pad-optimal status prior to entering our fleet. These two rigs will not be scheduled for conversion until market conditions improve.
We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, the Haynesville Shale and the Eagle Ford Shale; however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.
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
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices experienced a mild recovery in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land rig count never recovered to its 2014 highs, only reaching 1,083 rigs the week ended December 28, 2018. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.48. Although oil prices have recently recovered to the $50.00 to $60.00 range as of the end of the second quarter 2019, most of our E&P customers have decreased planned capital expenditure budgets with the goal of operating within their cash flows. These changes have resulted in softening demand for contract drilling services. Although we believe market conditions for our services have stabilized, we believe this stabilization is predicated on oil prices remaining above a $50 per barrel or higher range. If oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.

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
Interim results for the three and six months ended June 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.
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
Other Matters
We have not elected to avail ourselves of the extended transition period available to emerging growth companies (“EGCs”) as provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards; therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact this guidance will have on our accounts receivable.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after January 1, 2017. We do not believe this new guidance will have a material impact on our consolidated financial statements.

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
The components of lease expense were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$124	$249
Short-term lease expense	1,234	2,427
Variable lease expense	185	271

Finance lease cost:
Amortization of right-of-use assets	$314	$579
Interest expense on lease liabilities	47	79
Total finance lease expense	361	658
Total lease expenses	$1,904	$3,605
Supplemental cash flow information related to leases is as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$216
Operating cash flows from finance leases	$74
Financing cash flows from finance leases	$770

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$955
Finance leases	$2,223

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2019
Operating leases:
Operating lease right-of-use assets	$772

Accrued liabilities	$421
Other long-term liabilities	1,126
Total operating lease liabilities	$1,547

Finance leases:
Property and equipment	$4,313
Accumulated depreciation	(1,347)
Property and equipment, net	$2,966

Current portion of long-term debt	$1,161
Long-term debt	1,523
Total finance lease liabilities	$2,684

Weighted-average remaining lease term
Operating leases	4.2 years
Finance leases	2.2 years

Weighted-average discount rate
Operating leases	8.17%
Finance leases	7.06%
Maturities of lease liabilities at June 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$315	$601
2020	384	915
2021	350	607
2022	360	129
2023	370	—
Thereafter	47	—
Total cash lease payment	1,826	2,252
Add: expected residual value	—	679
Less: imputed interest	(279)	(247)
Total lease liabilities	$1,547	$2,684
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
During the three and six months ended June 30, 2019, we recorded $1.3 million and $2.4 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities are amortized to operating revenues over the remaining underlying contract terms. During the three and six months ended June 30, 2019, $46.0 thousand and $1.1 million of intangible revenue was recognized as a result of this amortization and the intangible liabilities were fully amortized.
The following table summarizes the components of intangible liabilities, net:

(in thousands)	June 30, 2019	December 31, 2018
Intangible liabilities	$3,123	$3,123
Accumulated amortization	(3,123)	(2,044)
Intangible liabilities, net	$—	$1,079
In addition, at the time of consummation of the Sidewinder Merger,  Sidewinder owned 11 mechanical rigs and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these rigs are not consistent with ICD’s core strategy or geographic focus, ICD agreed that these rigs can be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the closing date, we recorded $15.9 million, representing the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with an offsetting liability in contingent consideration at the closing of the transaction.  Certain of these assets have been sold, and we expect to sell or liquidate substantially all of the remaining assets and pay out the related net proceeds by April 2020.
5.     Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Dayrate drilling	$48,133	$24,447	$104,584	$48,224
Mobilization	1,177	271	2,437	730
Reimbursables	2,950	1,002	4,554	2,233
Early termination	501	—	501	—
Capital modification	62	34	72	194
Intangible	46	—	1,079	—
Other	10	—	10	—
Total revenue	$52,879	$25,754	$113,237	$51,381

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

(in thousands)	June 30, 2019	December 31, 2018
Receivables, which are included in “Accounts receivable, net”	$35,670	$41,987
Contract assets	$—	$—
Contract liabilities	$(730)	$(1,374)
Significant changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities at beginning of period	$—	$574	$—	$1,305
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$—	$(500)	$—	$(661)
Transferred to receivables from contract assets at beginning of period	$—	$—	$—	$—
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2019	2020	2021	Total
Revenue	$730	$—	$—	$730
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $1.0 million and $1.1 million on our consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, contract costs increased by $0.9 million and $1.5 million, respectively, and we amortized $0.9 million and $1.6 million of contract costs.

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
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 7.1%. The following table summarizes the carrying value and fair value of our long-term debt as of June 30, 2019 and December 31, 2018.

	Balances at June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$141,496	$130,000	$131,893
ABL Credit Facility	$—	$—	$2,566	$2,258
The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

7.	Inventories
All of our inventory as of June 30, 2019 and December 31, 2018 consisted of supplies held for use in our drilling operations.

8.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accrued salaries and other compensation	$3,157	$12,379
Insurance	2,930	5,464
Deferred revenues (contract liabilities)	730	1,374
Property and other taxes	3,224	3,829
Intangible liability	—	1,079
Interest	3,370	3,318
Operating lease liability - current	421	—
Other	2,225	1,776
	$16,057	$29,219

9.	Long-term Debt
Our long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Term Loan Facility due October 1, 2023	$130,000	$130,000
ABL Credit Facility due October 1, 2023	—	2,566
Finance and capital lease obligations	2,684	1,235
	132,684	133,801
Less: current portion	(1,161)	(587)
Less: Term Loan Facility deferred financing costs	(2,869)	(3,202)
Long-term debt	$128,654	$130,012
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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of June 30, 2019.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of June 30, 2019, the weighted-average interest rate on our borrowings was 10.09%.   At June 30, 2019, the borrowing base under our ABL Credit Facility was $24.2 million, and we had $21.7 million of availability remaining of our $40.0 million commitment on that date. Subsequent to June 30, 2019, we received notification from our insurance carrier that our collateral requirement supported by a letter of credit from our ABL Credit Facility decreased from $2.5 million to $0.4 million. Pro forma for the new collateral requirement, availability under our ABL Credit Facility at June 30, 2019 would have been $23.8 million.

10.	Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 5,500,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2019, approximately 3,995,488 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan.
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
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized:
Stock options	$—	$—	$—	$—
Restricted stock and restricted stock units	416	718	803	1,362
Total stock-based compensation	$416	$718	$803	$1,362
No stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2019 or 2018.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the six months ended June 30, 2019 or 2018.

A summary of stock option activity and related information for the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	669,213	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2019	669,213	$12.74
Exercisable at June 30, 2019	669,213	$12.74
The number of options vested at June 30, 2019 was 669,213 with a weighted average remaining contractual life of 2.8 years and a weighted average exercise price of $12.74 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at June 30, 2019.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.
Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest ratably over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2019, there was $3.6 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to recognized over a weighted-average period of 2.3 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,385,973	$3.22
Granted	—	—
Vested	—	—
Forfeited	(129,573)	3.22
Outstanding at June 30, 2019	1,256,400	$3.22
Time-based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2019, there was $2.5 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	409,607	$4.79
Granted	564,994	1.94
Vested and converted	—	—
Forfeited	—	—
Outstanding at June 30, 2019	974,601	$3.14
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2019, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.8 million. This cost is expected to be recognized over a weighted-average period of 1.4 years.
The assumptions used to value our TSR market-based restricted stock unit awards granted during the six months ended June 30, 2019 were a risk-free interest rate of 1.86%, an expected volatility of 58.2% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $1.45.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	—	$—
Granted	469,759	1.69
Vested and converted	—	—
Forfeited	—	—
Outstanding at June 30, 2019	469,759	$1.69

11.	Stockholders’ Equity and Earnings (Loss) per Share
As of June 30, 2019, we had a total of 76,948,679 shares of common stock, $0.01 par value, outstanding. We also had 520,554 shares held as treasury stock. Total authorized common stock is 200,000,000 shares.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net loss (numerator):	$(12,858)	$(3,313)	$(15,231)	$(7,459)
Loss per share:
Basic and diluted	$(0.17)	$(0.09)	$(0.20)	$(0.20)
Shares (denominator):
Weighted average common shares outstanding - basic	75,692	38,253	75,692	38,188
Weighted average common shares outstanding - diluted	75,692	38,253	75,692	38,188
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 669,213 during the three and six months ended June 30, 2019 and 682,950 during the three and six months ended June 30, 2018. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,444,360 for the three and six months ended June 30, 2019 and 1,226,173 for the three and six months ended June 30, 2018.

12.	Income Taxes
Our effective tax rate was (29.1)% and (2.4)% for the three and six months ended June 30, 2019, and 0.6% and 0.9% for the three and six months ended June 30, 2018. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

13.	Commitments and Contingencies
Purchase Commitments
As of June 30, 2019, we had outstanding purchase commitments to a number of suppliers totaling $10.5 million, net of deposits previously made, related primarily to the operation and upgrade of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2019.
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
In conjunction with the closing of the Sidewinder Merger on October 1, 2018, we entered into the Term Loan Credit Agreement for an initial term loan in an aggregate principal amount of $130.0 million and a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 30% of the outstanding shares of the Company’s common stock as of June 30, 2019.

We made interest payments on the Term Loan Facility totaling $3.3 million and $6.6 million for the three and six months ended June 30, 2019, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs that are specifically engineered and designed to optimize the development of our customers’ most technically demanding oil and gas properties. On October 1, 2018, we completed a merger with Sidewinder Drilling LLC. As a result of this merger, we more than doubled our operating fleet and personnel.
Our rig fleet includes 29 AC powered (“AC”) rigs and three 1500-HP ultra-modern SCR rigs. During the second quarter of 2019, we elected to cease marketing these three SCR rigs in order to convert them to meet our AC pad-optimal specifications. These rigs will be removed from our marketed fleet until their conversions are complete. We ordered long lead-time items required to complete the conversions in the fourth quarter of 2018, and the first conversion is scheduled for completion during the third quarter of 2019. In addition, we own two idle rigs, including one non-walking 1500-HP AC rig and one 1500-HP SCR which will not be marketed or reactivated until converted to AC pad-optimal status prior to entering our fleet. These two rigs will not be scheduled for conversion until market conditions improve.
We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, the Haynesville Shale and the Eagle Ford Shale; however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.
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
We have not elected to avail ourselves of the extended transition period available to EGCs as provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards; therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.
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
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.48. Although oil prices have recently recovered to the $50.00 to $60.00 range as of the end of the second quarter 2019, most of our E&P customers have decreased planned capital expenditure budgets with the goal of operating within their cash flows. These changes have resulted in softening demand for contract drilling services. Although we believe market conditions for our services have stabilized, we believe this stabilization is predicated on oil prices remaining above a $50 per barrel or higher range. If oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.
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
Asset Impairments
In June 2019, in light of the softening demand for contract drilling services, our management approved the impairment of certain drilling equipment on our SCR rigs. Management determined that these rigs could not be competitively marketed in the current environment as SCR rigs and that the rigs will be marketed in the future as AC rigs after conversion to AC pad-optimal status. The three SCR rigs will be removed from our marketed fleet until their conversions to AC pad-optimal specifications are complete. The first conversion is scheduled for completion during the third quarter of 2019. Due to the high volume of idle SCR drilling equipment on the market at this time, management does not believe that the SCR drilling equipment could be sold for a material amount in the current market environment. Therefore, as of June 30, 2019 we reduced property, plant and equipment on our consolidated balance sheet by $3.1 million and recorded $3.1 million of asset impairment expense.
Additionally, in the first and second quarters of 2019, we have reduced property, plant and equipment on our consolidated balance sheet by $2.3 million and $1.7 million, respectively, and recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale and anticipated sale of miscellaneous drilling equipment at auctions in April and August of 2019, and reduced assets held for sale on our consolidated balance sheet by $1.2 million and recorded $1.2 million of asset impairment expense related to miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.
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

Results of Operations
The following summarizes our financial and operating data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$52,879	$25,754	$113,237	$51,381
Costs and expenses
Operating costs	37,453	17,966	76,786	36,892
Selling, general and administrative	3,008	3,495	7,553	6,974
Merger-related expenses	1,287	443	2,368	443
Depreciation and amortization	11,371	6,579	22,684	13,170
Asset impairment, (insurance recoveries), net	5,855	—	7,873	(35)
Loss (gain) on disposition of assets, net	18	(333)	3,238	(415)
Total cost and expenses	58,992	28,150	120,502	57,029
Operating loss	(6,113)	(2,396)	(7,265)	(5,648)
Interest expense	(3,592)	(938)	(7,353)	(1,881)
Other expense	(255)	—	(255)	—
Loss before income taxes	(9,960)	(3,334)	(14,873)	(7,529)
Income tax expense (benefit)	2,898	(21)	358	(70)
Net loss	$(12,858)	$(3,313)	$(15,231)	$(7,459)

Other financial and operating data
Number of marketed rigs (end of period) (1)	30	14	30	14
Rig operating days (2)	2,330.2	1,264.7	5,058.3	2,524.1
Average number of operating rigs (3)	25.6	13.9	27.9	13.9
Rig utilization (4)	83.7%	99.3%	89.3%	99.6%
Average revenue per operating day (5)	$20,868	$19,411	$20,807	$19,233
Average cost per operating day (6)	$14,155	$13,034	$13,695	$13,223
Average rig margin per operating day	$6,713	$6,377	$7,112	$6,010

(1)
Number of marketed rigs as of June 30, 2019 increased by 16 rigs as compared to the number of marketed rigs as of June 30, 2018 as a result of the Sidewinder Merger. Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete.

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

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $3.7 million and $1.2 million during the three months ended June 30, 2019 and 2018, respectively, and $6.4 million and $2.8 million during the six months ended June 30, 2019 and 2018, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder Merger of $46 thousand and $1.1 million during the three and six months ended June 30, 2019, respectively, and (iii) early termination revenues of $0.5 million and $0.5 million during the three and six months ended June 30, 2019, respectively. The three and six months ended June 30, 2018 did not include any intangible or early termination revenues.

(6)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $3.7 million and $1.2 million during the three months ended June 30, 2019 and 2018, respectively, and $6.4 million and $2.8 million during the six months ended June 30, 2019 and 2018, respectively, (ii) new crew training costs of zero and $68 thousand during the three months ended June 30, 2019 and 2018, respectively and zero and $93 thousand during the six months ended June 30, 2019 and 2018, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.7 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively, and (iv) rig de-commissioning costs associated with stacking deactivated rigs of $0.1 million and $0.1 million during the three and six months ended June 30, 2019, respectively. The three and six months ended June 30, 2018 did not include any de-commissioning costs.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues
Revenues for the three months ended June 30, 2019 were $52.9 million, representing a 105.3% increase as compared to revenues of $25.8 million for the three months ended June 30, 2018. This increase was attributable to an increase in operating days to 2,330 days as compared to 1,265 days in the prior year comparable quarter and higher dayrates as compared to the prior year comparable quarter. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. Additionally, we recorded early termination revenues of $0.5 million associated with two contract terminations during the three months ended June 30, 2019. On a revenue per operating day basis, which excludes the impact of intangible and early termination revenues, our revenue per day increased by 7.5% to $20,868 during the three months ended June 30, 2019, as compared to revenue per day of $19,411 for the three months ended June 30, 2018. This increase in revenue per day was primarily the result of increased dayrates as compared to the prior year quarter. The prior year quarter did not include any early termination revenues.
Operating Costs
Operating costs for the three months ended June 30, 2019 were $37.5 million, representing a 108.5% increase as compared to operating costs of $18.0 million for the three months ended June 30, 2018. This increase was primarily attributable to an increase in operating days to 2,330 days as compared to 1,265 days in the prior year comparable quarter. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. On a cost per operating day basis, our cost increased to $14,155 per day during the three months ended June 30, 2019, representing an 8.6% increase compared to cost per operating day of $13,034 for the three months ended June 30, 2018. This increase was primarily attributable to increased labor costs associated with inefficiencies and transitory downtime resulting from rig releases and the reduction of operating rigs during the current quarter.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended June 30, 2019 were $3.0 million, representing a 13.9% decrease as compared to selling, general and administrative expense of $3.5 million for the three months ended June 30, 2018. This decrease as compared to the prior year comparable quarter primarily relates to lower stock-based and incentive compensation offset by higher salary expense associated with the Sidewinder Merger in the current quarter.
Merger-related Expenses
Merger-related expenses of $1.3 million were recorded for the three months ended June 30, 2019 as compared to $0.4 million for the three months ended June 30, 2018, primarily comprised of severance, professional fees and other merger related expenses.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2019 was $11.4 million, representing a 72.8% increase compared to depreciation and amortization expense of $6.6 million for the three months ended June 30, 2018. This increase relates primarily to the Sidewinder Merger.
Assets Impairment (Insurance Recoveries), net
For the three months ended June 30, 2019, we recorded an impairment of $5.9 million to reflect (i) a $3.1 million impairment of non-marketable SCR drilling equipment on rigs that will be upgraded, (ii) a $1.1 million impairment of drilling assets to be sold at auction in August 2019, (iii) a $0.2 million impairment of real property acquired in the Sidewinder Merger that is expected to be sold in the third quarter of 2019 and (iv) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.
Loss (Gain) on Disposition of Assets, net
A loss on the disposition of assets totaling $18.0 thousand was recorded for the three months ended June 30, 2019 as compared to a gain of $0.3 million for the three months ended June 30, 2018. The loss in the current quarter primarily related to a loss on the sale of the Galayda Facility of $157.8 thousand offset by a gain on the sale of certain drilling equipment of $139.7 thousand. The gain in the prior year quarter was primarily related to the sale or disposition of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended June 30, 2019 was $3.6 million, as compared to $0.9 million for the three months ended June 30, 2018. The increase relates primarily to our new $130.0 term loan facility that was put in place in connection with the Sidewinder Merger.
Other Expense
Other expense was $0.3 million for the three months ended June 30, 2019, related to the settlement of a lawsuit.
Income Tax Expense (Benefit)
Income tax expense recorded for the three months ended June 30, 2019 amounted to $2.9 million compared to income tax benefit of $21.0 thousand for the three months ended June 30, 2018. Our effective tax rates for the three months ended June 30, 2019 and 2018 were (29.1)% and 0.6%, respectively. Taxes in both the current and prior period relate to Louisiana state income tax and to Texas margin tax. The significant change in the expected effective tax rate for the year is the result of downward revisions in our financial forecasts for 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues
Revenues for the six months ended June 30, 2019 were $113.2 million, representing a 120.4% increase compared to revenues of $51.4 million for the six months ended June 30, 2018. This increase was attributable to an increase in operating days to 5,058 days as compared to 2,524 days in the prior year period. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. Additionally, we recorded revenues of $1.1 million associated with the amortization of intangible revenue acquired in the Sidewinder Merger and early termination revenues of $0.5 million associated with two contract terminations during the six months ended June 30, 2019. The first six months of 2018 did not include any intangible or early termination revenues. Revenue per operating day, which excludes the impact of intangible and early termination revenues, increased to $20,807 during the six months ended June 30, 2019 compared to revenue per day of $19,233 during the six months ended June 30, 2018. This increase in revenue per day was primarily the result of increased dayrates during the six months ended June 30, 2019.
Operating Costs
Operating costs for the six months ended June 30, 2019 were $76.8 million, representing a 108.1% increase compared to operating costs of $36.9 million for the six months ended June 30, 2018. This increase was attributable to an increase in operating days to 5,058 days as compared to 2,524 days in the prior year period. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. On a cost per operating day basis, our cost per day increased to $13,695 during the six months ended June 30, 2019, representing a 3.6% increase compared to cost per day of $13,223 for the six months ended June 30, 2018. This increase was primarily attributable to increased labor costs associated with the transitory downtime resulting from rig releases during the 2019 period.
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended June 30, 2019 were $7.6 million, representing a 8.3% increase compared to selling, general and administrative expenses of $7.0 million for the six months ended June 30, 2018. This increase as compared to the prior year period primarily relates to an incremental increase in selling, general and administrative costs associated with the Sidewinder Merger offset by lower stock-based and incentive compensation in the current period.
Merger Expenses
Merger expenses of $2.4 million were recorded for the six months ended June 30, 2019 as compared to $0.4 million for the six months ended June 30, 2018 primarily comprised of severance, professional fees and other merger related expenses.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2019 was $22.7 million, representing a 72.2% increase compared to depreciation and amortization expense of $13.2 million for the six months ended June 30, 2018. This increase relates primarily to the Sidewinder Merger.
Assets Impairment (Insurance Recoveries), net
Asset impairment expense of $7.9 million was recorded for the six months ended June 30, 2019 comprised of (i) a $3.1 million impairment of non-marketable SCR drilling equipment, (ii) a $2.0 million impairment of assets sold at auction in April 2019, (iii) a $1.1 million impairment of drilling assets to be sold at auction in August 2019, (iv) a $0.2 million impairment of real property acquired in the Sidewinder Merger expected to be sold in the third quarter of 2019 and (v) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.
Loss (Gain) on Disposition of Assets, net
A loss on the disposition of assets totaling $3.2 million was recorded for the six months ended June 30, 2019 compared to a gain on the disposition of assets totaling $0.4 million in the prior year comparable period. In the current year period, the loss relates primarily to $3.2 million related to the sale of certain surplus assets, acquired in the Sidewinder Merger, at auction in the first quarter of 2019. Additionally in the second quarter of 2019, a loss on the sale of the Galayda Facility of $157.8 thousand was recorded offset by a gain on the sale of certain drilling equipment of $139.7 thousand.

Interest Expense
Interest expense for the six months ended June 30, 2019 was $7.4 million compared to interest expense of $1.9 million for the six months ended June 30, 2018. The increase relates primarily to our new $130.0 term loan facility that was put in place in connection with the Sidewinder Merger.
Other Expense
Other expense was $0.3 million for the six months ended June 30, 2019, related to the settlement of a lawsuit.
Income Tax Expense (Benefit)
The income tax expense recorded for the six months ended June 30, 2019 amounted to $358.0 thousand compared to an income tax benefit of $70.0 thousand for the six months ended June 30, 2018. The effective tax rates for the six months ended June 30, 2019 and 2018 were (2.4)% and 0.9%, respectively. Taxes in the current year and prior year period relate to Louisiana state income tax and to Texas margin tax.

Future Liquidity and Capital Resources
Our liquidity as of June 30, 2019 included approximately $21.7 million of availability under our $40.0 million ABL, a $15.0 million committed accordion under our existing term loan facility and $10.3 million of cash. Subsequent to June 30, 2019, we received notification from our insurance carrier that our collateral requirement supported by a letter of credit from our ABL Credit Facility decreased from $2.5 million to $0.4 million. Pro forma for the new collateral requirement, availability under our ABL Credit Facility at June 30, 2019 would have been $23.8 million.
We expect our future capital and liquidity needs to be related to funding capital expenditures for our planned rig conversions and upgrades, capital spare inventory, operating expenses, maintenance capital expenditures, working capital, stock repurchases and general corporate purposes. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our ABL Credit Facility will adequately finance all of our purchase commitments, capital expenditures and other cash requirements over the next twelve months.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $20.0 million for the six months ended June 30, 2019 compared to cash provided by operating activities of $3.5 million during the same period in 2018. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2019 were higher as a result of a increase in net loss of $7.8 million, adjusted for non-cash items, of $35.3 million for the six months ended June 30, 2019 compared to $14.2 million for non-cash items during the same period in 2018. Additionally, working capital changes decreased cash flows from operating activities by $0.1 million for the six months ended June 30, 2019 compared to a reduction of cash flows of $3.3 million during the same period in 2018.
Net Cash Used In Investing Activities
Cash used in investing activities was $18.4 million for the six months ended June 30, 2019 compared to cash used in investing activities of $12.7 million during the same period in 2018. During the first six months of 2019, cash payments of $23.3 million for capital expenditures were offset by insurance proceeds of $1.0 million related to the Galayda Facility water damage incurred during Hurricane Harvey and proceeds of $3.9 million primarily related to the sale of the Galayda Facility ($2.3 million) and other miscellaneous drilling equipment. During the 2018 period, cash payments of $13.0 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.3 million.

Net Cash (Used In) Provided by Financing Activities
Cash used in financing activities was $3.5 million for the six months ended June 30, 2019 compared to cash provided by financing activities of $9.3 million during the same period in 2018. During the first six months of 2019, we made borrowings under our ABL Credit Facility of $2.5 million. These proceeds were offset by repayments under our ABL Credit Facility of $5.1 million, common stock issuance costs of $0.2 million, payments for capital lease obligations of $0.8 million and financing costs paid under the Term Loan and ABL Credit Facilities of $5.0 thousand and $12.0 thousand, respectively. During the first six months of 2018 we made borrowings under our CIT Credit Facility of $27.4 million. These proceeds were offset by repayments under our CIT Credit Facility of $17.2 million, the purchase of treasury stock of $0.4 million, restricted stock unit’s withheld for taxes paid of $0.1 million, financing costs paid under the CIT Credit Facility $0.2 million and payments for capital lease obligations of $0.3 million.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of June 30, 2019.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of June 30, 2019, the weighted-average interest rate on our borrowings was 10.09%.   At June 30, 2019, the borrowing base under our ABL Credit Facility was $24.2 million, and we had $21.7 million of availability remaining of our $40.0 million commitment on that date. Subsequent to June 30, 2019, we received notification from our insurance carrier that our collateral requirement supported by a letter of credit from our ABL Credit Facility decreased from $2.5 million to $0.4 million. Pro forma for the new collateral requirement, availability under our ABL Credit Facility at June 30, 2019 would have been $23.8 million.
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
Emerging Growth Company
We have not elected to avail ourselves of the extended transition period available to emerging growth companies (“EGCs”) as provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards; therefore, we will be subject to new or revised accounting standards at the same time as other public companies that are not EGCs.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact this guidance will have on our accounts receivable.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after January 1, 2017. We do not believe this new guidance will have a material impact on our consolidated financial statements.

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
Interest Rate Risk
Total long-term debt at June 30, 2019 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 10.09%. As a result, our annual interest cost in 2019 will fluctuate based on short-term interest rates.
The impact on annual cash flow of a 10% change in the floating-rate (approximately 11.10%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2019; however, there are no assurances that possible rate changes would be limited to such amounts.
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
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.48. Although oil prices have recently recovered to the mid-sixties in April 2019, most of our E&P customers have decreased planned capital expenditure budgets with the goal of operating within their cash flows. These changes have resulted in softening demand for contract drilling services. Although we believe market conditions for our services have stabilized, we believe this stabilization is predicated on oil prices remaining above a $50 per barrel or higher range. If oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
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
10.1
Independence Contract Drilling 2019 Omnibus Incentive Plan, dated as of February 27, 2019 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-36590) Filed May 3, 2019, Exhibit 10.1)

10.2
First Amendment to the Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC, each as a Borrower, the lenders party thereto, and U.S. Bank National Association, as Agent, dated as of July 31, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-36590) Filed August 1, 2019, Exhibit 10.1)

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
Date: August 1, 2019