Form 10-Q
period 2019-09-30
Independence Contract Drilling, Inc.
filed 2019-10-31
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
76,280,580 shares of the registrant’s Common Stock were outstanding as of October 28, 2019.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$9,146	$12,247
Accounts receivable, net	32,765	41,987
Inventories	2,618	2,693
Assets held for sale	3,153	19,711
Prepaid expenses and other current assets	2,469	8,930
Total current assets	50,151	85,568
Property, plant and equipment, net	485,869	496,197
Goodwill	—	1,627
Other long-term assets, net	2,525	1,470
Total assets	$538,545	$584,862
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,012	$587
Accounts payable	19,313	16,312
Accrued liabilities	14,199	29,219
Merger consideration payable to an affiliate	3,078	—
Current portion of contingent consideration	3,153	—
Total current liabilities	40,755	46,118
Long-term debt	128,560	130,012
Contingent consideration	—	15,748
Deferred income taxes, net	1,364	774
Other long-term liabilities	1,231	677
Total liabilities	171,910	193,329
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized; 77,469,233 and 77,598,806 shares issued, respectively, and 76,661,782 and 77,078,252 shares outstanding, respectively	767	771
Additional paid-in capital	504,656	503,446
Accumulated deficit	(135,416)	(109,638)
Treasury stock, at cost, 807,451 shares and 520,554 shares, respectively	(3,372)	(3,046)
Total stockholders’ equity	366,635	391,533
Total liabilities and stockholders’ equity	$538,545	$584,862

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$45,073	$28,439	$158,310	$79,820
Costs and expenses
Operating costs	34,246	18,420	111,032	55,312
Selling, general and administrative	3,755	3,903	11,308	10,877
Merger-related expenses	320	1,933	2,688	2,376
Depreciation and amortization	11,154	6,831	33,838	20,001
Asset impairment, net	1,966	431	9,839	396
Loss (gain) on disposition of assets, net	265	(260)	3,503	(675)
Total costs and expenses	51,706	31,258	172,208	88,287
Operating loss	(6,633)	(2,819)	(13,898)	(8,467)
Interest expense	(3,560)	(1,168)	(10,913)	(3,049)
Other expense	(122)	—	(377)	—
Loss before income taxes	(10,315)	(3,987)	(25,188)	(11,516)
Income tax expense (benefit)	232	(50)	590	(120)
Net loss	$(10,547)	$(3,937)	$(25,778)	$(11,396)
Loss per share:
Basic and diluted	$(0.14)	$(0.10)	$(0.34)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	75,405	38,253	75,597	38,210

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2018	77,078,252	$771	$503,446	$(109,638)	$(3,046)	$391,533
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	387	—	—	387
Net loss	—	—	—	(2,373)	—	(2,373)
Balances at March 31, 2019	77,078,252	$771	$503,656	$(112,011)	$(3,046)	$389,370
Restricted stock forfeiture	(129,573)	(2)	2	—	—	—
Stock-based compensation	—	—	416	—	—	416
Net loss	—	—	—	(12,858)	—	(12,858)
Balances at June 30, 2019	76,948,679	$769	$504,074	$(124,869)	$(3,046)	$376,928
Stock-based compensation	—	—	582	—	—	582
Purchase of treasury stock	(286,897)	(2)	—	—	(326)	(328)
Net loss	—	—	—	(10,547)	—	(10,547)
Balances at September 30, 2019	76,661,782	$767	$504,656	$(135,416)	$(3,372)	$366,635

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2017	37,985,225	$380	$326,616	$(89,645)	$(1,869)	$235,482
RSUs vested, net of shares withheld for taxes	350,528	3	(98)	—	—	(95)
Purchase of treasury stock	(82,988)	—	—	—	(350)	(350)
Stock-based compensation	—	—	644	—	—	644
Net loss	—	—	—	(4,146)	—	(4,146)
Balances at March 31, 2018	38,252,765	383	327,162	(93,791)	(2,219)	231,535
Stock-based compensation	—	—	718	—	—	718
Net loss	—	—	—	(3,313)	—	(3,313)
Balances at June 30, 2018	38,252,765	$383	$327,880	$(97,104)	$(2,219)	$228,940
Stock-based compensation	—	—	718	—	—	718
Net loss	—	—	—	(3,937)	—	(3,937)
Balances at September 30, 2018	38,252,765	$383	$328,598	$(101,041)	$(2,219)	$225,721

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(25,778)	$(11,396)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	33,838	20,001
Asset impairment, net	9,839	396
Stock-based compensation	1,385	2,080
Loss (gain) on disposition of assets, net	3,503	(675)
Amortization of deferred rent	—	60
Deferred income taxes	590	(120)
Amortization of deferred financing costs	610	290
Bad debt (recovery) expense	(42)	22
Changes in operating assets and liabilities
Accounts receivable	9,265	(5,694)
Inventories	(586)	(116)
Prepaid expenses and other assets	3,330	(1,212)
Accounts payable and accrued liabilities	(8,786)	2,535
Net cash provided by operating activities	27,168	6,171
Cash flows from investing activities
Purchases of property, plant and equipment	(34,974)	(24,804)
Proceeds from insurance claims	1,000	257
Proceeds from the sale of assets	7,806	487
Net cash used in investing activities	(26,168)	(24,060)
Cash flows from financing activities
Borrowings under Revolving Credit Facilities	2,511	50,526
Repayments under Revolving Credit Facilities	(5,077)	(31,150)
Common stock issuance costs	(177)	—
Purchase of treasury stock	(328)	(350)
RSUs withheld for taxes	—	(95)
Financing costs paid under Term Loan Facility	(5)	—
Financing costs paid under Revolving Credit Facilities	(22)	(114)
Payments for finance and capital lease obligations	(1,003)	(496)
Net cash (used in) provided by financing activities	(4,101)	18,321
Net (decrease) increase in cash and cash equivalents	(3,101)	432
Cash and cash equivalents
Beginning of period	12,247	2,533
End of period	$9,146	$2,965

	Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,496	$2,971
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(1,320)	$(264)
Additions to property, plant and equipment through finance and capital leases	$2,181	$515
Transfer of assets from held and used to held for sale	$(5,327)	$—
Transfer from inventory to fixed assets	$(357)	$—
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(141)	$—
Additions to property, plant and equipment through tenant allowance on leasehold improvement	$—	$694
Additions to deferred financing costs in accounts payable	$—	$423

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
Our rig fleet includes 29 AC powered (“AC”) rigs and three 1500-HP ultra-modern SCR rigs. During the second quarter of 2019, we elected to cease marketing these three SCR rigs in order to convert them to meet our AC pad-optimal specifications. These rigs have been removed from our marketed fleet until their conversions are complete. We ordered long lead-time items required to complete the conversions in the fourth quarter of 2018, and the first conversion is scheduled for completion during the fourth quarter of 2019. We do not intend to complete the remaining two conversions until market conditions improve. In addition, we own two idle rigs, including one non-walking 1500-HP AC rig and one 1500-HP SCR, which will not be marketed or reactivated until converted to AC pad-optimal status prior to entering our fleet. These two rigs will not be scheduled for conversion until market conditions improve.
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
Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the United States, and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is historically cyclical and characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the United States and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices experienced a mild recovery in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land rig count never recovered to its 2014 highs, only reaching 1,083 rigs the week ended December 28, 2018, and declining to 860 rigs working the week ended September 27, 2019. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.48. Although oil prices have recovered to the $50.00 to $60.00 range as of the end of the third quarter 2019, most of our exploration and production ("E&P") customers have decreased planned capital expenditure budgets with the goal of operating within their cash flows. These changes have resulted in softening demand for contract drilling services. Although we believe market conditions for our services have stabilized, we believe this stabilization is predicated on oil prices remaining above a $50 per barrel or higher range. If oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.

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
Interim results for the three and nine months ended September 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.
Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after January 1, 2017.
In conjunction with our 2019 annual goodwill impairment assessment, we elected to early adopt ASU No. 2017-04. See Note 3 “Goodwill Impairment” for the impact of adopting this standard.
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
See Note 4 “Leases” for the impact of adopting this standard and a discussion of our policies related to leases.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our accounts receivable.

3.	Goodwill Impairment
Goodwill was recorded by the Company in connection with the Sidewinder Merger on October 1, 2018 and represents the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but rather tested and assessed for impairment annually in the third quarter of each year, or more frequently if certain events or changes in circumstance indicate that the carrying amount may exceed fair value.
We elected to early adopt ASU No. 2017-04, Intangibles - Goodwill and Other. Pursuant to the new guidance, an entity performs its goodwill impairment test by comparing the fair value of the relevant reporting unit with its book value and then recognize an impairment charge as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge, which represents the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.

4.	Leases
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
Revenues from our daywork drilling contracts meet both of the criteria above and we have determined both quantitatively and qualitatively that the service component of our daywork drilling contracts is the predominant component. Accordingly, we combine the lease and service components of our daywork drilling contracts and account for the combined amount under Topic 606. See Note 6 - Revenue from Contracts with Customers.
As a Lessee
We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements. Our multi-year leases have remaining lease terms of greater than one year to five years.
As a practical expedient, a lessee may elect not to apply the recognition requirements in ASC 842 to short-term leases. Instead a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. We have elected to utilize this practical expedient.
We have elected the package of practical expedients permitted in ASC 842. Accordingly, we accounted for our existing capital leases as finance leases under the new guidance, without reassessing whether the contracts contained a lease under ASC 842, whether classification of the capital lease would be different in accordance with ASC 842 and without reassessing any initial costs associated with the lease. As a result, we recognized on January 1, 2019 a lease liability, recorded as current portion of long-term debt and long-term debt on our consolidated balance sheets, at the carrying amount of the capital lease obligation on December 31, 2018, of $1.2 million and a ROU asset, recorded in plant, property and equipment on our consolidated balance sheets, at the carrying amount of the capital lease asset of $1.3 million. Additionally, we accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842 or (b) whether classification of the operating lease would be different in accordance with ASC 842. As a result, we recognized on January 1, 2019 a lease liability of $1.7 million, recorded in accrued liabilities and other long-term liabilities on our consolidated balance sheets, which represents the present value of the remaining lease payments discounted using our incremental borrowing rate of 8.17%, and a ROU asset of $0.9 million, recorded in other long-term assets on our consolidated balance sheets, which represents the lease liability of $1.7 million plus any prepaid lease payments, and less any unamortized lease incentives, totaling $0.8 million.
On January 1, 2019, the vehicle leases assumed in the Sidewinder merger were amended to be consistent with our existing vehicle leases, which resulted in a change in the classification from operating leases to finance leases. On the amendment date, we recorded $0.4 million in finance lease obligations and right of use assets.

The components of lease expense were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$127	$376
Short-term lease expense	1,480	3,907
Variable lease expense	92	363

Finance lease cost:
Amortization of right-of-use assets	$273	$852
Interest expense on lease liabilities	41	120
Total finance lease expense	314	972
Total lease expenses	$2,013	$5,618
Supplemental cash flow information related to leases is as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$357
Operating cash flows from finance leases	$115
Financing cash flows from finance leases	$1,003

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$1,205
Finance leases	$2,181

Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2019
Operating leases:
Operating lease right-of-use assets	$925

Accrued liabilities	$426
Other long-term liabilities	1,229
Total operating lease liabilities	$1,655

Finance leases:
Property and equipment	$3,688
Accumulated depreciation	(1,246)
Property and equipment, net	$2,442

Current portion of long-term debt	$1,012
Long-term debt	1,260
Total finance lease liabilities	$2,272

Weighted-average remaining lease term
Operating leases	3.9 years
Finance leases	2.0 years

Weighted-average discount rate
Operating leases	8.16%
Finance leases	7.09%
Maturities of lease liabilities at September 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$176	$278
2020	474	894
2021	440	596
2022	428	126
2023	370	—
Thereafter	47	—
Total cash lease payment	1,935	1,894
Add: expected residual value	—	577
Less: imputed interest	(280)	(199)
Total lease liabilities	$1,655	$2,272
As of December 31, 2018, future total obligations on our noncancellable capital and operating leases were $3.7 million in the aggregate, which consisted of the following: $1.4 million in 2019; $1.0 million in 2020; $0.5 million in 2021; and $0.8 million thereafter.

5.	Sidewinder Merger
We completed the merger with Sidewinder Drilling LLC on October 1, 2018, through an exchange of 100% of Sidewinder’s outstanding voting interests for 36,752,657 shares of ICD common stock, which were valued at $173.1 million at the time of closing. We also assumed $58.5 million of Sidewinder indebtedness in the transaction.
During the three and nine months ended September 30, 2019, we recorded $0.3 million and $2.7 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities are amortized to operating revenues over the remaining underlying contract terms. As of June 30, 2019, $1.1 million of intangible revenue was recognized as a result of this amortization and the intangible liabilities were fully amortized.
The following table summarizes the components of intangible liabilities, net:

(in thousands)	September 30, 2019	December 31, 2018
Intangible liabilities	$3,123	$3,123
Accumulated amortization	(3,123)	(2,044)
Intangible liabilities, net	$—	$1,079
In addition, at the time of consummation of the Sidewinder Merger,  Sidewinder owned 11 mechanical rigs and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these rigs are not consistent with ICD’s core strategy or geographic focus, ICD agreed that these rigs can be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the closing date, we recorded $15.9 million, representing the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with an offsetting liability in contingent consideration at the closing of the transaction.  A majority of these assets have been sold, and we expect to sell or liquidate substantially all of the remaining assets and pay out the related net proceeds by April 2020.  Most of these assets were sold at auction for substantially less than the appraised fair values on the merger closing date. As a result, the contingent consideration liability was reduced by the appraised fair values on the merger date and the proceeds were recorded as merger consideration payable to an affiliate on our consolidated balance sheets.
6.     Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Dayrate drilling	$39,894	$27,552	$144,478	$75,776
Mobilization	2,010	331	4,447	1,061
Reimbursables	2,795	555	7,349	2,788
Early termination	314	—	815	—
Capital modification	43	1	115	195
Intangible	—	—	1,079	—
Other	17	—	27	—
Total revenue	$45,073	$28,439	$158,310	$79,820

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

(in thousands)	September 30, 2019	December 31, 2018
Receivables, which are included in “Accounts receivable, net”	$32,182	$41,987
Contract assets	$—	$—
Contract liabilities	$(255)	$(1,374)
Significant changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities at beginning of period	$—	$47	$—	$1,352
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$—	$428	$—	$(233)
Transferred to receivables from contract assets at beginning of period	$—	$—	$—	$—
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2019	2020	2021	Total
Revenue	$190	$65	$—	$255
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.2 million and $1.1 million on our consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, contract costs increased by $0.2 million and $1.7 million, respectively, and we amortized $1.0 million and $2.6 million of contract costs.

7.	Financial Instruments and Fair Value
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
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 9.2%. The following table summarizes the carrying value and fair value of our long-term debt as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$130,960	$130,000	$131,893
Revolving Credit Facility	$—	$—	$2,566	$2,258
The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

8.	Inventories
All of our inventory as of September 30, 2019 and December 31, 2018 consisted of supplies held for use in our drilling operations.

9.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued salaries and other compensation	$3,956	$12,379
Insurance	1,809	5,464
Deferred revenues (contract liabilities)	255	1,374
Property and other taxes	3,364	3,829
Intangible liability	—	1,079
Interest	3,278	3,318
Operating lease liability - current	426	—
Other	1,111	1,776
	$14,199	$29,219

10.	Long-term Debt
Our long-term debt consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Term Loan Facility due October 1, 2023	$130,000	$130,000
Revolving Credit Facility due October 1, 2023	—	2,566
Finance and capital lease obligations	2,272	1,235
	132,272	133,801
Less: current portion	(1,012)	(587)
Less: Term Loan Facility deferred financing costs	(2,700)	(3,202)
Long-term debt	$128,560	$130,012
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
In July 2019, we revised our credit agreement to explicitly permit the repurchase of equity interests by the company pursuant to the stock purchase program that was approved by our Board of Directors.
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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2019.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of September 30, 2019, the weighted-average interest rate on our borrowings was 9.82%.   At September 30, 2019, the borrowing base under our ABL Credit Facility was $22.4 million, and we had $22.0 million of availability remaining of our $40.0 million commitment on that date.

11.	Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 5,500,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2019, approximately 3,995,488 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan.
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
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized:
Restricted stock and restricted stock units	582	718	1,385	2,080
Total stock-based compensation	$582	$718	$1,385	$2,080
No stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2019 or 2018.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the nine months ended September 30, 2019 or 2018.

A summary of stock option activity and related information for the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	669,213	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2019	669,213	$12.74
Exercisable at September 30, 2019	669,213	$12.74
The number of options vested at September 30, 2019 was 669,213 with a weighted average remaining contractual life of 2.5 years and a weighted average exercise price of $12.74 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at September 30, 2019.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.
Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest ratably over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2019, there was $3.4 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to recognized over a weighted-average period of 2.2 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,385,973	$3.22
Granted	—	—
Vested	—	—
Forfeited	(129,573)	3.22
Outstanding at September 30, 2019	1,256,400	$3.22
Time-based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2019, there was $2.2 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	409,607	$4.79
Granted	564,994	1.94
Vested and converted	—	—
Forfeited	—	—
Outstanding at September 30, 2019	974,601	$3.14
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2019, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.7 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.
The assumptions used to value our TSR market-based restricted stock unit awards granted during the nine months ended September 30, 2019 were a risk-free interest rate of 1.86%, an expected volatility of 58.2% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $1.45.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	—	$—
Granted	469,759	1.69
Vested and converted	—	—
Forfeited	—	—
Outstanding at September 30, 2019	469,759	$1.69

12.	Stockholders’ Equity and Earnings (Loss) per Share
As of September 30, 2019, we had a total of 76,661,782 shares of common stock, $0.01 par value, outstanding. We also had 807,451 shares held as treasury stock. Total authorized common stock is 200,000,000 shares.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net loss (numerator):	$(10,547)	$(3,937)	$(25,778)	$(11,396)
Loss per share:
Basic and diluted	$(0.14)	$(0.10)	$(0.34)	$(0.30)
Shares (denominator):
Weighted average common shares outstanding - basic	75,405	38,253	75,597	38,210
Weighted average common shares outstanding - diluted	75,405	38,253	75,597	38,210
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 669,213 during the three and nine months ended September 30, 2019 and 682,950 during the three and nine months ended September 30, 2018. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 1,444,360 for the three and nine months ended September 30, 2019 and 1,226,173 for the three and nine months ended September 30, 2018.

13.	Income Taxes
Our effective tax rate was (2.2)% and (2.3)% for the three and nine months ended September 30, 2019, and 1.3% and 1.0% for the three and nine months ended September 30, 2018. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. For federal income tax purposes, we have applied a valuation allowance against any potential deferred tax asset which would have ordinarily resulted.

14.	Commitments and Contingencies
Purchase Commitments
As of September 30, 2019, we had outstanding purchase commitments to a number of suppliers totaling $9.5 million, net of deposits previously made, related primarily to the operation and upgrade of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2019.
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

15.	Related Parties
In conjunction with the closing of the Sidewinder Merger on October 1, 2018, we entered into the Term Loan Credit Agreement for an initial term loan in an aggregate principal amount of $130.0 million and a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 30% of the outstanding shares of the Company’s common stock as of September 30, 2019.

We made interest payments on the Term Loan Facility totaling $3.3 million and $9.9 million for the three and nine months ended September 30, 2019, respectively.
Additionally, we have recorded merger consideration payable to an affiliate of $3.1 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds. We expect to make this payment to MSD, the shareholders’ representative, in April 2020.

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
Our rig fleet includes 29 AC powered (“AC”) rigs and three 1500-HP ultra-modern SCR rigs. During the second quarter of 2019, we elected to cease marketing these three SCR rigs in order to convert them to meet our AC pad-optimal specifications. These rigs will be removed from our marketed fleet until their conversions are complete. We ordered long lead-time items required to complete the conversions in the fourth quarter of 2018, and the first conversion is scheduled for completion during the fourth quarter of 2019. We do not intend to complete the remaining two conversions until market conditions improve. In addition, we own two idle rigs, including one non-walking 1500-HP AC rig and one 1500-HP SCR which will not be marketed or reactivated until converted to AC pad-optimal status prior to entering our fleet. These two rigs will not be scheduled for conversion until market conditions improve.
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
Emerging Growth Company
We are an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the “JOBS Act”.  We will remain an EGC until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (the “IPO”) on August 13, 2014, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
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
Significant Developments
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices recovered in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land count never recovered to its 2014 highs, only reaching 1,083 rigs the week ending December 28, 2018, and declining to 860 rigs working the week ended September 27, 2019. Similarly, although pricing improved during this period, pricing never reached rates experienced in 2014.
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
Asset Impairments
We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge, which represents the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
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
Additionally, in the first and second quarters of 2019, we reduced property, plant and equipment on our consolidated balance sheet by $2.3 million and $1.7 million, respectively, and recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April and August of 2019, and reduced assets held for sale on our consolidated balance sheet by $1.2 million and recorded $1.2 million of asset impairment expense related to miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.
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

Results of Operations
The following summarizes our financial and operating data for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$45,073	$28,439	$158,310	$79,820
Costs and expenses
Operating costs	34,246	18,420	111,032	55,312
Selling, general and administrative	3,755	3,903	11,308	10,877
Merger-related expenses	320	1,933	2,688	2,376
Depreciation and amortization	11,154	6,831	33,838	20,001
Asset impairment, net	1,966	431	9,839	396
Loss (gain) on disposition of assets, net	265	(260)	3,503	(675)
Total cost and expenses	51,706	31,258	172,208	88,287
Operating loss	(6,633)	(2,819)	(13,898)	(8,467)
Interest expense	(3,560)	(1,168)	(10,913)	(3,049)
Other expense	(122)	—	(377)	—
Loss before income taxes	(10,315)	(3,987)	(25,188)	(11,516)
Income tax expense (benefit)	232	(50)	590	(120)
Net loss	$(10,547)	$(3,937)	$(25,778)	$(11,396)

Other financial and operating data
Number of marketed rigs (end of period) (1)	29	15	29	15
Rig operating days (2)	1,943	1,345	7,001	3,869
Average number of operating rigs (3)	21.1	14.6	25.6	14.2
Rig utilization (4)	75.6%	99.0%	85.0%	99.4%
Average revenue per operating day (5)	$20,559	$20,538	$20,738	$19,687
Average cost per operating day (6)	$14,914	$12,986	$14,034	$13,141
Average rig margin per operating day	$5,645	$7,552	$6,704	$6,546

(1)
Number of marketed rigs as of September 30, 2019 increased by 14 rigs as compared to the number of marketed rigs as of September 30, 2018 as a result of the Sidewinder Merger. Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete.

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

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $4.8 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively, and $11.2 million and $3.6 million during the nine months ended September 30, 2019 and 2018, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder Merger of zero and $1.1 million during the three and nine months ended September 30, 2019, respectively, and (iii) early termination revenues of $0.3 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. The three and nine months ended September 30, 2018 did not include any intangible or early termination revenues.

(6)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $4.8 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively, and $11.2 million and $3.6 million during the nine months ended September 30, 2019 and 2018, respectively, (ii) new crew training costs of $0.1 million and zero during the three months ended September 30, 2019 and 2018, respectively and $0.1 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $0.2 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.7 million during the nine months ended September 30, 2019 and 2018, respectively, and (iv) rig de-commissioning costs associated with stacking deactivated rigs of $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. The three and nine months ended September 30, 2018 did not include any de-commissioning costs.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues
Revenues for the three months ended September 30, 2019 were $45.1 million, representing a 58.5% increase as compared to revenues of $28.4 million for the three months ended September 30, 2018. This increase was attributable to an increase in operating days to 1,943 days as compared to 1,345 days in the prior year comparable quarter. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. Additionally, we recorded early termination revenues of $0.3 million associated with a contract termination during the three months ended September 30, 2019. On a revenue per operating day basis, which excludes the impact of intangible and early termination revenues, our revenue per day increased by 0.1% to $20,559 during the three months ended September 30, 2019, as compared to revenue per day of $20,538 for the three months ended September 30, 2018. This slight increase in revenue per day was primarily the result of declining dayrates as compared to the prior year quarter. The prior year quarter did not include any early termination revenues.
Operating Costs
Operating costs for the three months ended September 30, 2019 were $34.2 million, representing a 85.9% increase as compared to operating costs of $18.4 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in operating days to 1,943 days as compared to 1,345 days in the prior year comparable quarter. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. On a cost per operating day basis, our cost increased to $14,914 per day during the three months ended September 30, 2019, representing an 14.8% increase compared to cost per operating day of $12,986 for the three months ended September 30, 2018. This increase was primarily attributable to increased labor costs associated with inefficiencies and transitory downtime resulting from rig releases and the reduction of operating rigs during the current quarter.

Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2019 were $3.8 million, representing a 3.8% decrease as compared to selling, general and administrative expense of $3.9 million for the three months ended September 30, 2018. This decrease as compared to the prior year comparable quarter primarily relates to lower stock-based and incentive compensation partially offset by expenses associated with the addition of the business acquired in the Sidewinder Merger, which closed on October 1, 2018.
Merger-related Expenses
Merger-related expenses of $0.3 million were recorded for the three months ended September 30, 2019 as compared to $1.9 million for the three months ended September 30, 2018, primarily comprised of severance, professional fees and other merger-related expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2019 was $11.2 million, representing a 63.3% increase compared to depreciation and amortization expense of $6.8 million for the three months ended September 30, 2018. This increase relates primarily to the Sidewinder Merger.
Assets Impairment, net
We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge, which represents the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
Loss (Gain) on Disposition of Assets, net
A loss on the disposition of assets totaling $0.3 million was recorded for the three months ended September 30, 2019 compared to a gain on the disposition of assets totaling $0.3 million in the prior year comparable period. In the current year period, the loss relates primarily to the sale of miscellaneous drilling equipment.
Interest Expense
Interest expense for the three months ended September 30, 2019 was $3.6 million, as compared to $1.2 million for the three months ended September 30, 2018. The increase relates primarily to our new $130.0 term loan facility that was put in place in connection with the Sidewinder Merger.
Other Expense
Other expense was $0.1 million for the three months ended September 30, 2019, related to the settlement of a lawsuit.
Income Tax Expense (Benefit)
Income tax expense recorded for the three months ended September 30, 2019 amounted to $0.2 million compared to income tax benefit of $50.0 thousand for the three months ended September 30, 2018. Our effective tax rates for the three months ended September 30, 2019 and 2018 were (2.2)% and 1.3%, respectively. Taxes in both the current and prior period relate to Louisiana state income tax and to Texas margin tax.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
Revenues for the nine months ended September 30, 2019 were $158.3 million, representing a 98.3% increase compared to revenues of $79.8 million for the nine months ended September 30, 2018. This increase was attributable to an increase in operating days to 7,001 days as compared to 3,869 days in the prior year period. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. Additionally, we recorded revenues of $1.1 million associated with the amortization of intangible revenue acquired in the Sidewinder Merger and early termination revenues of $0.8 million associated with contract terminations during the nine months ended September 30, 2019. The first nine months of 2018 did not include any intangible or early termination revenues. Revenue per operating day, which excludes the impact of intangible and early termination revenues, increased to $20,738 during the nine months ended September 30, 2019 compared to revenue per day of $19,687 during the nine months ended September 30, 2018. This increase in revenue per day was primarily the result of increased dayrates during the nine months ended September 30, 2019.
Operating Costs
Operating costs for the nine months ended September 30, 2019 were $111.0 million, representing a 100.7% increase compared to operating costs of $55.3 million for the nine months ended September 30, 2018. This increase was attributable to an increase in operating days to 7,001 days as compared to 3,869 days in the prior year period. The increase in operating days was primarily attributable to the Sidewinder Merger that closed on October 1, 2018. On a cost per operating day basis, our cost per day increased to $14,034 during the nine months ended September 30, 2019, representing a 6.8% increase compared to cost per day of $13,141 for the nine months ended September 30, 2018. This increase was primarily attributable to increased labor costs associated with the transitory downtime resulting from rig releases during the 2019 period.
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended September 30, 2019 were $11.3 million, representing a 4.0% increase compared to selling, general and administrative expenses of $10.9 million for the nine months ended September 30, 2018. This increase as compared to the prior year period primarily relates to an incremental increase in selling, general and administrative costs associated with the Sidewinder Merger offset by lower stock-based and incentive compensation in the current period.
Merger-related Expenses
Merger-related expenses of $2.7 million were recorded for the nine months ended September 30, 2019 as compared to $2.4 million for the nine months ended September 30, 2018 primarily comprised of severance, professional fees and other merger-related expenses.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2019 was $33.8 million, representing a 69.2% increase compared to depreciation and amortization expense of $20.0 million for the nine months ended September 30, 2018. This increase relates primarily to the Sidewinder Merger.

Assets Impairment, net
Asset impairment expense of $9.8 million was recorded for the nine months ended September 30, 2019. We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge, which represents the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019. Additionally, in the first and second quarters of 2019, we recorded (i) a $3.1 million impairment of non-marketable SCR drilling equipment, (ii) a $2.0 million impairment of assets sold at auction in April 2019, (iii) a $1.1 million impairment of drilling assets sold at auction in August 2019, (iv) a $0.2 million impairment of real property acquired in the Sidewinder Merger sold in the third quarter of 2019 and (v) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale.
Loss (Gain) on Disposition of Assets, net
A loss on the disposition of assets totaling $3.5 million was recorded for the nine months ended September 30, 2019 compared to a gain on the disposition of assets totaling $0.7 million in the prior year comparable period. In the current year period, the loss relates primarily to $3.2 million related to the sale of certain surplus assets, acquired in the Sidewinder Merger, at auction in the first quarter of 2019, as well as various other miscellaneous sales.
Interest Expense
Interest expense for the nine months ended September 30, 2019 was $10.9 million compared to interest expense of $3.0 million for the nine months ended September 30, 2018. The increase relates primarily to our new $130.0 term loan facility that was put in place in connection with the Sidewinder Merger.
Other Expense
Other expense was $0.4 million for the nine months ended September 30, 2019, related to the settlement of a lawsuit.
Income Tax Expense (Benefit)
The income tax expense recorded for the nine months ended September 30, 2019 amounted to $0.6 million compared to an income tax benefit of $0.1 million for the nine months ended September 30, 2018. The effective tax rates for the nine months ended September 30, 2019 and 2018 were (2.3)% and 1.0%, respectively. Taxes in the current year and prior year period relate to Louisiana state income tax and to Texas margin tax.

Future Liquidity and Capital Resources
Our liquidity as of September 30, 2019 included approximately $22.0 million of availability under our $40.0 million ABL, a $15.0 million committed accordion under our existing term loan facility and $9.1 million of cash.
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
Net Cash Provided By Operating Activities
Cash provided by operating activities was $27.2 million for the nine months ended September 30, 2019 compared to cash provided by operating activities of $6.2 million during the same period in 2018. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2019 were higher as a result of a increase in net loss of $14.4 million, adjusted for non-cash items, of $49.7 million for the nine months ended September 30, 2019 compared to $22.1 million for non-cash items during the same period in 2018. Additionally, working capital changes increased cash flows from operating activities by $3.2 million for the nine months ended September 30, 2019 compared to a reduction of cash flows of $4.5 million during the same period in 2018.

Net Cash Used In Investing Activities
Cash used in investing activities was $26.2 million for the nine months ended September 30, 2019 compared to cash used in investing activities of $24.1 million during the same period in 2018. During the first nine months of 2019, cash payments of $35.0 million for capital expenditures were offset by insurance proceeds of $1.0 million related to the Galayda Facility water damage incurred during Hurricane Harvey and proceeds of $7.8 million primarily related to asset sales. During the 2018 period, cash payments of $24.8 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.5 million.
Net Cash (Used In) Provided by Financing Activities
Cash used in financing activities was $4.1 million for the nine months ended September 30, 2019 compared to cash provided by financing activities of $18.3 million during the same period in 2018. During the first nine months of 2019, we made borrowings under our ABL Credit Facility of $2.5 million. These proceeds were offset by repayments under our ABL Credit Facility of $5.1 million, common stock issuance costs of $0.2 million, payments for capital lease obligations of $1.0 million and financing costs paid under the Term Loan and ABL Credit Facilities of $5.0 thousand and $22.0 thousand, respectively. During the first nine months of 2018 we made borrowings under our CIT Credit Facility of $50.5 million. These proceeds were offset by repayments under our CIT Credit Facility of $31.15 million, the purchase of treasury stock of $0.4 million, restricted stock unit’s withheld for taxes paid of $0.1 million, financing costs paid under the CIT Credit Facility $0.1 million and payments for capital lease obligations of $0.5 million.
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
In July 2019, we revised our credit agreement to explicitly permit the repurchase of equity interests by the company pursuant to the stock purchase program that was approved by our Board of Directors.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2019.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of September 30, 2019, the weighted-average interest rate on our borrowings was 9.82%.   At September 30, 2019, the borrowing base under our ABL Credit Facility was $22.4 million, and we had $22.0 million of availability remaining of our $40.0 million commitment on that date.
Additionally, included in our long-term debt are capital leases. These leases generally have initial terms of 36 months and are paid monthly.
 Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets (see Note 14 “Commitments and Contingencies” for additional information).
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
Critical Accounting Policies and Accounting Estimates
We review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If the carrying value of such assets is less than the estimated undiscounted cash flow, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their estimated fair value.  During the nine months ended September 30, 2019 we recorded impairment charges related to certain SCR components, as well as impairments on certain assets sold at auction or otherwise disposed of.  We will continue to monitor events or changes in circumstances they may indicate additional impairment charges are warranted.
For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our accounts receivable.

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
Interest Rate Risk
Total long-term debt at September 30, 2019 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.82%. As a result, our annual interest cost in 2019 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 10.80%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2019; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices recovered in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land count never recovered to its 2014 highs, only reaching 1,083 rigs the week ending December 28, 2018, and declining to 860 rigs working the week ended September 27, 2019. Similarly, although pricing improved during this period, pricing never reached rates experienced in 2014.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
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
ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million.
The following table provides information relating to shares repurchased by the Company and affiliated purchasers during the three months ended September 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 - July 31	—	$—	—	$10,000,000
August 1 - August 31	177,928	$1.12	177,928	$9,801,499
September 1 - September 30	108,969	$1.19	108,969	$9,672,341
Total	286,897	$1.14	286,897	$9,672,341

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC, each as Borrowers, the Lender party thereto, and U.S. Bank National Association, as Agent, dated as of July 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on August 1, 2019.)

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
Date: October 31, 2019