Form 10-K
period 2019-12-31
Independence Contract Drilling, Inc.
filed 2020-03-02
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36590
INDEPENDENCE CONTRACT DRILLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1653648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20475 State Highway 249, Suite 300
Houston, Texas	77070
(Address of principal executive offices)	(Zip code)
(281) 598-1230
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ICD	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $81,352,911 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $1.58 per share as reported on the New York Stock Exchange and 51,489,184 shares held by non-affiliates).
There were 76,241,045 shares of the registrant’s common stock outstanding as of February 25, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	fluctuation of our operating results and volatility of our industry;

•	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;

•	our backlog of term contracts declining rapidly or failure of our customers to renew short-term drilling contracts;

•	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;

•	overcapacity and competition in our industry;

•	an increase in interest rates and deterioration in the credit markets;

•	our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•	the loss of key management personnel;

•	new technology that may cause our drilling methods or equipment to become less competitive;

•	labor costs or shortages of skilled workers;

•	the loss of or interruption in operations of one or more key vendors;

•	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;

•	increased regulation of drilling in unconventional formations;

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
Our rig fleet includes 29 marketed AC powered (“AC”) rigs and a number of additional rigs requiring conversions or upgrades in order to meet our AC pad-optimal specifications. We do not intend to complete these conversions or upgrades until market conditions improve.
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
We believe that E&P companies drilling horizontal wells increasingly demand not only AC rigs that are optimal for horizontal drilling, but premium AC rigs such as our ShaleDriller rigs that are "pad optimal" including the following minimum equipment and design features:

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

•
1500-HP Drawworks. 1500-HP drawworks are well suited for the development of the vast majority of our customers’ unconventional resource assets. Compared to a 1000-HP or smaller rig, a 1500-HP rig has superior capability to handle extended drill string lengths required to drill long horizontal wells, which are becoming more common in the markets we serve. Our 29 marketed rigs include 28 1500-HP rigs and one 1000-HP rig.

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
As of December 31, 2019, our backlog of term contracts was $51.5 million, all of which is expected to be realized during 2020. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. In addition, rigs under term contracts may realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.
Rigs operating under short-term contracts with original terms less than six months are not included in our backlog numbers. As of December 31, 2019, we had six rigs operating under short-term contracts. The following chart summarizes the weighted-average number of rigs as of December 31, 2019 that we have operating under term contracts included in our backlog.

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Weighted-Average Number of Rigs(1)	14.2	8.2	3.4	1.9
(1) Weighted-average number of rigs calculated based upon the aggregate number of expected revenue days to be realized during the period from term contracts divided by the number of days in the applicable period. Term contracts include all contracts with original terms of 6 months or greater, and exclude well-to-well or short-term contracts.
Our Customers
Customers for contract drilling services in the United States include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2019, our customers representing more than 10% of our revenues were Diamondback Energy, Inc., GeoSouthern Energy Corporation and COG Operating, LLC, a subsidiary of Concho Resources, Inc.
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
Employees
As of December 31, 2019, we had approximately 650 employees, none of whom were contract employees or were represented by a union. The number of our employees fluctuates depending on our construction and drilling activities.

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

•
the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate, including, for example, takeaway constraints experienced in the Permian Basin;

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
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices recovered in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land rig count never recovered to its 2014 highs, only reaching 1,083 rigs the week ended December 28, 2018, and declining to 790 rigs working the week ended February 14, 2020. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.18, but recovered to the $50.00 to $60.00 range as of the end of the fourth quarter of 2019. Most of our exploration and production (“E&P”) customers have decreased planned capital expenditure budgets for 2020 compared to 2019 levels with the goal of operating within their cash flows. Since December 31, 2019, demand for contract drilling services directed towards oil-based commodities has stabilized and slightly improved, particularly in the Permian basin where the majority of our operating rigs are located. At the same time, demand for contract drilling services directed towards natural gas commodities softened in recent months as natural gas prices have fallen below $2.00 per mcf. This has caused several of our customers, in particular in the Haynesville Shale, to reduce planned drilling activities in 2020. As a result, we have begun relocating drilling rigs from the Haynesville Shale to the Permian Basin. Most recently, during the past several weeks oil and gas prices have fallen below the $50 level in response to Coronavirus concerns and its potential impact on worldwide oil demand. At this point, Coronavirus concerns have not had a material impact on our business or operations, however, if oil prices were to remain below $50 for an extended period of time, demand for our contract drilling services would soften, which could have a material adverse effect on our operations and financial condition.
Any loss of large customers could have a material adverse effect on our financial condition and results of operations.
Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2019, we have rigs operating or earning revenues from 14 different customers, including one customer who has contracted four, or 14%, of our rigs, one customer who has contracted three, or 10%, of our rigs and two customers who have contracted two, or 7%, of our rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Daywork contracts in the contract drilling industry typically do not obligate those customers to order additional services from the drilling contractor beyond those for which they have currently contracted. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, it could have a material adverse effect on our revenues, cash flows, and financial condition.
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
The significant majority of our marketed rigs are operating under contracts with terms expiring during 2020. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.
Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig, and may elect to release the rig. All of our existing contracts expire during 2020 and 6 of our rigs at December 31,

2019, were operating on short-term contracts with terms expiring in less than six months. We cannot assure that a customer will continue to renew contracts as they expire or that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.
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
As of December 31, 2019, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $51.5 million. All of this backlog expires in 2020, which requires us to renew these expiring contracts as well as short term contracts under which a large number of our rigs operate. Although we historically have been successful in obtaining extensions or follow on work for drilling rigs with expiring contracts, in periods of market decline or uncertainty such as the U.S. land contract drilling industry is experiencing, we cannot assure that we will obtain such renewals, or that such renewals will be on terms acceptable to us. Any failure to renew or find follow-on work for our drilling rigs with expiring contracts, could have a material adverse effect on our operations and financial condition. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.
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
The borrowing base under our revolving credit facility may decline during 2020.
At December 31, 2019, the borrowing base under our ABL Credit Facility was $25.5 million, and we had $25.1 million of availability remaining of our $40.0 million commitment on that date. The borrowing base under the ABL Credit Facility is calculated based upon 85% of the sum of our eligible accounts receivable. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due. If at any time our borrowing base falls below our outstanding balance under our ABL Credit Facility, and we were not able to promptly repay such deficiency, we would be required to repay to the banks any deficiency amount. In such event, if our available cash balances were not sufficient to repay such amounts, we would be required to obtain other debt or equity financing necessary to cure such deficiency, and there can be no assurance that such additional financing sources would be available to us, or available on terms acceptable to us. Any inability to timely cure any deficiency between our borrowing base and credit facility balance may have a material adverse effect on our liquidity and financial condition.

A failure of any of our lenders to honor commitments or advance funds under our existing debt instruments would have a material adverse effect on our ability to fund our operations and business strategy.
Our ABL Credit Facility limits the amounts we can borrow up to a borrowing base amount which is calculated monthly and is based on a percentage of our eligible accounts receivable. The borrowing base under our ABL Credit Facility was $25.5 million as of December 31, 2019, with lender commitments of $40.0 million. Our Term Loan Facility also contains a committed accordion feature that allows us to borrow up to an additional $15 million during the term of that facility.
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
Both our existing ABL Credit Facility and Term Loan Facility contain a springing financial covenant requiring us to maintain a fixed charge coverage ratio ("FCCR") of 1.0 to 1.0. The FCCR is equal to adjusted EBITDA less capital expenditures divided by cash interest expense plus scheduled principal payments, cash dividends and finance lease obligations plus cash taxes paid. This covenant is only tested when excess availability under our ABL Credit Facility falls below 10% of our borrowing base.
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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. Our debt carries a floating rate of interest linked to various indices, including LIBOR. A change in indices, including the announced discontinuation of LIBOR, resulting in interest rate increases on our debt could adversely affect our cash flow and operating results. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for capital expenditures and place us at a competitive disadvantage. For example, total long-term debt at December 31, 2019 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.60%, and the impact on annual cash flow of a 10% change in the floating-rate (approximately 0.96%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2019; however, there are no assurances that possible rate changes would be limited to such amounts.  A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our desired growth and operating results.
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

The market price of our common stock could decline as a result of the large number of shares that became eligible for sale following the expiration of the lock-up period governing the shares of common stock issued in connection with the closing of the transactions contemplated by the Agreement and Plan of Merger between us and Sidewinder Drilling LLC. The lock-up period ended October 1, 2019.
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

MSD Capital, L.P. and MSD Partners, L.P. (the “MSD Parties”) own a large percentage of the Company’s common stock as a result of the Sidewinder Merger, and will have significant influence over the outcome of corporate actions requiring stockholder approval; such stockholders’ priorities for the Company’s business may be different from the Company’s others stockholders.

The MSD Parties holds approximately 30% of the outstanding shares of the Company’s common stock. Although the MSD Parties have agreed in a stockholders’ agreement to certain limits on their voting in connection with the election of directors, this limitation will terminate on October 1, 2021, and this limitation does not apply to most other matters that may be submitted by the Company or third parties for stockholder approval. Accordingly, the MSD Parties may be able to significantly influence the outcome of many corporate transactions or other matters submitted to the Company stockholders for approval, including any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction, such that the MSD Parties could potentially delay or prevent a change of control of the Company, even if such a change of control would benefit the Company’s other stockholders. The interests of the MSD Parties may differ from the interests of other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease an approximate 14.4 acre rig assembly yard complex located at 11601 North Galayda Street, Houston, Texas 77086. The complex includes approximately 18,000 square feet of office space and 76,000 square feet of warehouse space.
Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. We currently have five such field locations.
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
Holders of Record
As of February 25, 2020, we had 76,241,045 shares of common stock outstanding held by approximately 20 holders of record. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.
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
The following graph compares our cumulative five-year total stockholder return with total stockholder return during the same period for the Standard & Poors 500 Index, the Standard & Poors Oil and Gas Equipment Service Index, the Philadelphia Stock Exchange Oil Service Sector Index and an index of peer companies. The graph assumes that (i) $100 was invested in our common stock on December 31, 2014, (ii) $100 was invested in each index on December 31, 2014, and (iii) all dividends, if any, were reinvested.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Independence Contract Drilling, Inc.	$100.00	$96.74	$128.35	$76.25	$59.77	$19.10
S&P 500 Index	$100.00	$101.38	$113.48	$138.24	$132.16	$173.78
Peer Index	$100.00	$77.62	$124.79	$100.35	$55.05	$48.96
S&P Oil & Gas Equipment Service Index	$100.00	$63.34	$81.61	$63.80	$33.80	$30.88
Philadelphia Stock Exchange Oil Service Sector Index	$100.00	$76.63	$91.28	$75.66	$41.49	$41.26
The index of peer companies consists of: Ensign Energy Services, Inc., Helmerich & Payne, Inc., Nabors Industries, Ltd., Patterson-UTI Energy, Inc., Pioneer Energy Services Corp., Precision Drilling Corporation, RPC, Inc. and Superior Energy Services, Inc.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million.
The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2019 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 — October 31	381,202	$1.03	381,202	$9,280,286
November 1 — November 30	30,000	$0.96	30,000	$9,251,618
December 1 — December 31	64,275	$0.94	64,275	$9,191,336
Total	475,477	$1.01	475,477	$9,191,336

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data. Our selected historical financial data as of and for the periods presented below were derived from our audited consolidated financial statements.
Our historical results are not necessarily indicative of our future operating results. The selected historical financial data presented below is qualified in its entirety by reference to, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related Notes included in "Item 8. Financial Statements and Supplementary Data." Sidewinder's results of operations have been included in ICD’s consolidated financial statements for all periods subsequent to the closing of the acquisition on October 1, 2018.

	Year Ended
(In thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Statement of operations data(1):
Revenues	$203,602	$142,609	$90,007	$70,062	$88,418
Operating costs	144,913	95,220	67,733	43,277	52,087
Selling, general and administrative(2)	16,051	15,907	13,213	16,144	14,483
Merger-related expenses(3)	2,698	13,646	—	—	—
Depreciation and amortization	45,367	30,891	25,844	23,808	21,151
Asset impairment, net (4)	35,748	25	2,568	3,822	2,708
Loss (gain) on disposition of assets, net	4,943	(740)	1,677	1,942	2,940
Other expense	377	—	—	—	—
Total cost and expenses	250,097	154,949	111,035	88,993	93,369
Operating loss	(46,495)	(12,340)	(21,028)	(18,931)	(4,951)
Interest expense	(14,415)	(7,562)	(2,983)	(3,045)	(3,254)
Loss before income taxes	(60,910)	(19,902)	(24,011)	(21,976)	(8,205)
Income tax (benefit) expense	(122)	91	287	202	(325)
Net loss	$(60,788)	$(19,993)	$(24,298)	$(22,178)	$(7,880)
Weighted-average number of shares outstanding (basic and diluted)	75,471	47,580	37,762	33,118	23,904
Net loss per share (basic and diluted)	$(0.81)	$(0.42)	$(0.64)	$(0.67)	$(0.33)
Cash flow data:
Net cash provided by operating activities	$27,921	$16,135	$4,933	$16,973	$27,379
Net cash used in investing activities	$(28,369)	$(25,247)	$(30,094)	$(20,058)	$(72,219)
Net cash (used in) provided by financing activities	$(6,593)	$18,826	$20,623	$4,812	$39,427
Balance sheet data:
Total assets	$517,001	$584,862	$304,645	$302,107	$314,789
Long-term debt	$134,941	$130,012	$49,278	$26,078	$62,708
Total liabilities	$185,405	$193,329	$69,163	$44,855	$82,052
Total stockholders’ equity	$331,596	$391,533	$235,482	$257,252	$232,737

(1)	There are no other components of comprehensive income or loss.

(2)	For the year ended December 31, 2016, includes a one-time retirement payment of $1.5 million.

(3)
Merger-related expenses for the year ended December 31, 2019 represent costs incurred in connection with the Sidewinder Merger that consist of severance, professional fees and other merger-related expenses. Merger-related expenses for the year ended December 31, 2018 represent costs incurred in connection with the Sidewinder Merger that consist of legal and various other professional fees, $2.6 million of stock-based compensation awards that were accelerated in accordance with the change of control provisions of the awards and severance, including $3.5 million paid to our former Chief Executive Officer.

(4)
During the fourth quarter of 2019, we recorded impairments totaling $25.9 million relating primarily to our decision to remove two rigs from our marketed, or to-be-marketed fleet, as well as a plan to sell or otherwise dispose of rigs and related component equipment, much of which was acquired in connection with the Sidewinder Merger. For the year ended December 31, 2018, primarily represents asset impairment expense associated with an increase in the estimated cost to sell the Galayda Facility, offset by insurance recoveries for damage to that facility sustained in Hurricane Harvey during 2017. For the year ended December 31, 2017, primarily represents asset impairment expense associated with the impairment of certain held for sale assets and the impairment of the Galayda Facility as a result of water damage attributable to Hurricane Harvey that affected the Houston area in late August of 2017. For the year ended December 31, 2016, represents asset impairment expense associated with the impairment of certain assets designated as held for sale. For the year ended December 31, 2015, represents asset impairment expense associated with the impairment of various rig components of our last remaining non-walking rig and asset impairment expense associated with damage to a driller's cabin, offset by final insurance recoveries.

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
Discussions of matters pertaining to the year ended December 31, 2017 and year-to-year comparisons between the years ended December 31, 2018 and 2017 are not included in this Form 10-K, but can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed on March 1, 2019.
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
Our rig fleet includes 29 marketed AC powered (“AC”) rigs and a number of additional rigs requiring conversions or upgrades in order to meet our AC pad-optimal specifications. We do not intend to complete these conversions or upgrades until market conditions improve.
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
Significant Developments
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices experienced a mild recovery in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land rig count never recovered to its 2014 highs, only reaching 1,083 rigs the week ended December 28, 2018, and declining to 790 rigs working the week ended February 14, 2020. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.18, but recovered to the $50.00 to $60.00 range as of the end of the fourth quarter of 2019. Most of our exploration and production (“E&P”) customers have decreased planned capital expenditure budgets for 2020 compared to 2019 levels with the goal of operating within their cash flows. Since December 31, 2019, demand for contract drilling services directed towards oil-based commodities has stabilized and slightly improved, particularly in the Permian basin where the majority of our operating rigs are located. At the same time, demand for contract drilling services directed towards natural gas commodities softened in recent months as natural gas prices have fallen below $2.00 per mcf. This has caused several of our customers, in particular in the Haynesville Shale, to reduce planned drilling activities in 2020. As a result, we have begun relocating drilling rigs from the Haynesville Shale to the Permian Basin. Most recently, during the past several weeks oil and gas prices have fallen below the $50 level in response to Coronavirus concerns and its potential impact on worldwide oil demand. At this point, Coronavirus concerns have not had a material impact on our business or operations, however, if oil prices were to remain below $50 for an extended period of time, demand for our contract drilling services would soften, which could have a material adverse effect on our operations and financial condition.
Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors has approved a 1-for-20 reverse stock split of our common stock. The reverse split will be effective at 5:00 p.m. Eastern Time on March 11, 2020 and our common stock will begin trading on a split-adjusted basis on the New York Stock Exchange as of the market open on March 12, 2020. The reverse stock split reduces the number of shares of common stock issued and outstanding from approximately 77,523,973 and 76,241,045 shares, respectively, to approximately 3,876,199 and 3,812,052 shares (unaudited), respectively, and reduces the number of authorized shares of our common stock from 200,000,000 shares to 50,000,000 shares (unaudited). We will account for this reverse stock split retroactively once it becomes effective.
Share and per share amounts presented in the accompanying consolidated financial statements have not been adjusted for the reverse stock split. Pro forma share and per share data, giving retroactive effect to the reverse stock split, are as follows (rounded to the nearest cent):

	Year Ended December 31,
	2019	2018	2017
(in thousands, except per share amounts)	(Unaudited)
Loss per share:
Basic and diluted - as reported	$(0.81)	$(0.42)	$(0.64)
Basic and diluted - pro forma (post-reverse stock split)	$(16.11)	$(8.40)	$(12.87)

Weighted-average number of common shares outstanding:
Basic and diluted - as reported	75,471	47,580	37,762
Basic and diluted - pro forma (post-reverse stock split)	3,774	2,379	1,888

Sidewinder Merger
On July 18, 2018, we, Patriot Saratoga Merger Sub, LLC, a wholly owned subsidiary of ICD (“Merger Sub”), Sidewinder Drilling, LLC (“Sidewinder”) and MSD Credit Opportunity Master Fund, L.P., as Members’ Representative, entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub merged with and into Sidewinder (the “Merger”), with Sidewinder surviving the Merger and becoming a wholly owned subsidiary of the Company. The Merger transaction was completed on October 1, 2018. Pursuant to the terms of the Merger Agreement, Sidewinder Series A members received 36,752,657 shares of our common stock in exchange for 100% of the outstanding Series A Common Units of Sidewinder (the “Series A Common Units”). The Merger was accounted for using the acquisition method of accounting with ICD identified as the accounting acquirer. See Note 4 to our consolidated financial statements for further discussion of the Sidewinder Merger.
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
Asset Impairments
In the first and second quarters of 2019, we recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April and August of 2019.
In the second quarter of 2019, in light of the softening demand for contract drilling services, we recorded an impairment charge of $4.4 million relating to certain components on our SCR rigs and various other equipment. Management determined that these rigs could not be competitively marketed in the current environment as SCR rigs and therefore the rigs will be marketed in the future as AC rigs after conversion to AC pad-optimal status. The three SCR rigs were removed from our marketed fleet until their conversions to AC pad-optimal specifications are complete. The first conversion was completed during the fourth quarter of 2019. Due to the high volume of idle SCR drilling equipment on the market at the time, management did not believe that the SCR drilling equipment could be sold for a material amount in the current market environment, and therefore took the impairment charge at June 30, 2019.
We performed a goodwill impairment test during the third quarter of 2019 and recorded an impairment charge of $2.3 million, which represented the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder Merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
During the fourth quarter of 2019, we recorded impairments totaling $25.9 million relating primarily to our decision to remove two rigs from our marketed, or to-be-marketed fleet, as well as a plan to sell or otherwise dispose of rigs and related component equipment, much of which was acquired in connection with the Sidewinder Merger.
Assets Held for Sale
During the fourth quarter of 2019, in conjunction with our plan to sell certain non-pad optimal rigs or partial rigs and related equipment acquired in the Sidewinder Merger we impaired the related assets to fair value less estimated cost to sell and recorded $5.9 million of assets held for sale on our consolidated balance sheet as of December 31, 2019. Assets held for sale as of December 31, 2019 also included the remaining $2.8 million of unsold mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement (see Note 4 to our consolidated financial statements for further discussion of the Sidewinder Merger).
Assets held for sale as of December 31, 2018 included $15.5 million associated with the mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement, $3.0 million of real property for sale, all of which was sold during 2019, and $1.2 million of various other drilling equipment that was further impaired to zero as part of the asset impairment recorded in the second quarter of 2019.

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

Results of Operations
The following summarizes our financial and operating data for the years ended December 31, 2019 and 2018:

	Year Ended
(In thousands, except per share data)	December 31, 2019	December 31, 2018
Revenues	$203,602	$142,609
Costs and expenses
Operating costs	144,913	95,220
Selling, general and administrative	16,051	15,907
Merger-related expenses	2,698	13,646
Depreciation and amortization	45,367	30,891
Asset impairment, net	35,748	25
Loss (gain) on disposition of assets, net	4,943	(740)
Other expense	377	—
Total cost and expenses	250,097	154,949
Operating loss	(46,495)	(12,340)
Interest expense	(14,415)	(7,562)
Loss before income taxes	(60,910)	(19,902)
Income tax (benefit) expense	(122)	91
Net loss	$(60,788)	$(19,993)
Other financial and operating data:
Number of marketed rigs (end of year)(1)	29	32
Rig operating days(2)	8,985	6,687
Average number of operating rigs(3)	24.6	18.3
Rig utilization(4)	83%	98%
Average revenue per operating day (5)	$20,628	$20,001
Average cost per operating day(6)	$14,202	$13,053
Average rig margin per operating day	$6,426	$6,948
Oil price per Bbl (7) (end of year)	$61.14	$45.15
Natural gas price per Mcf (8) (end of year)	$2.09	$3.25

(1)
Number of marketed rigs as of December 31, 2019 decreased by three rigs as compared to the number of marketed rigs as of December 31, 2018. Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete.

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

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $15.8 million, and $6.8 million during the years ended December 31, 2019 and 2018, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder Merger of $1.1 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively, and (iii) early termination revenues of $1.4 million during the year ended December 31, 2019. The year ended December 31, 2018 did not include any early termination revenues.

(6)
Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $15.8 million and $6.8 million during the years ended December 31, 2019 and 2018, respectively, (ii) new crew training costs of $0.3 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $1.1 million and $1.0 million during the years ended December 31, 2019 and 2018, respectively, and (iv) rig de-commissioning costs associated with stacking deactivated rigs of $0.2 million during the year ended December 31, 2019. The year ended December 31, 2018 did not include any de-commissioning costs.

(7)	WTI spot price as reported by the United States Energy Information Administration.

(8)	Henry Hub spot price as reported by the United States Energy Information Administration.
Comparison of the years ended December 31, 2019 and 2018
Revenues
Revenues for the year ended December 31, 2019 were $203.6 million, representing a 42.8% increase over revenues for the year ended December 31, 2018 of $142.6 million. This increase was primarily related to the full year impact of the acquired Sidewinder rigs, which generated revenue of $84.4 million for the year as compared to a contribution of $32.1 million in 2018. Additionally, revenues increased as a result of our a new ShaleDriller rig that commenced operations during the third quarter of 2018. Revenue per operating day increased to $20,628 during 2019 compared to revenue per operating day of $20,001 during 2018. This increase in average revenue per day resulted primarily from higher average day rates as compared to the prior year. Rig operating days totaled 8,985 during 2019, compared to 6,687 during 2018.
Operating Costs
Operating costs for the year ended December 31, 2019 were $144.9 million, representing a 52.2% increase over operating costs for the year ended December 31, 2018 of $95.2 million. This increase was primarily related to the full year impact of the acquired Sidewinder rigs, which incurred operating costs of $55.4 million at the rig level for the year compared to costs of $20.4 million in 2018. Additionally, operational support costs were also higher as a result of the full year impact of more rigs operating in our fleet and operating costs associated a new ShaleDriller rig that commenced operations during the third quarter of 2018. On a cost per operating day basis, our cost per day increased to $14,202 during 2019, compared to cost per day of $13,053 during 2018. This increase was primarily attributable to increased labor and other costs associated with inefficiencies and transitory downtime resulting from rig releases during the year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2019 were $16.1 million, representing a 0.9% increase over selling, general and administrative expenses for the year ended December 31, 2018 of $15.9 million. This increase was primarily related to incremental costs resulting from the Sidewinder Merger and increased bad debt expense. These increases were partially offset by lower stock-based and other incentive compensation for the year.
Merger-related Expenses
Merger-related expenses incurred during 2019 represent expenses associated with the Sidewinder Merger consisting primarily of severance, professional fees and other merger-related expenses.
Merger-related expenses incurred during 2018 represent expenses associated with the Sidewinder Merger consisting primarily of legal and various other professional fees, $2.6 million of stock-based compensation for awards that were accelerated in accordance with the accelerated vesting provisions of the awards and severance, including $3.5 million paid to our former Chief Executive Officer.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2019 was $45.4 million, representing a 46.9% increase compared to $30.9 million for the year ended December 31, 2018. This increase was primarily related to the Sidewinder Merger. Additional increases were directly related to the introduction of new drilling rigs constructed or upgraded by us in 2018 and 2019. We begin depreciating our rigs on a straight-line basis when they commence drilling operations.
Asset Impairments
Asset impairment expense of $35.7 million was recorded for the year ended December 31, 2019, as compared to $25.0 thousand for the year ended December 31, 2018.
In the first and second quarters of 2019, we recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April and August of 2019.
In the second quarter of 2019, in light of the softening demand for contract drilling services, we recorded an impairment charge of $4.4 million relating to certain components on our SCR rigs and various other equipment. Management determined that these rigs could not be competitively marketed in the current environment as SCR rigs and therefore the rigs will be marketed in the future as AC rigs after conversion to AC pad-optimal status. The three SCR rigs were removed from our marketed fleet until their conversions to AC pad-optimal specifications are complete. The first conversion was completed during the fourth quarter of 2019. Due to the high volume of idle SCR drilling equipment on the market at the time, management did not believe that the SCR drilling equipment could be sold for a material amount in the current market environment, and therefore took the impairment charge at June 30, 2019.
We performed a goodwill impairment test during the third quarter of 2019 and recorded an impairment charge of $2.3 million, which represented the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder Merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
During the fourth quarter of 2019, we recorded impairments totaling $25.9 million relating primarily to our decision to remove two rigs from our marketed, or to-be-marketed fleet, as well as a plan to sell or otherwise dispose of rigs and related component equipment, much of which was acquired in connection with the Sidewinder Merger.
Loss (Gain) on Disposition of Assets
A loss on the disposition of assets totaling $4.9 million was recorded for the year ended December 31, 2019 compared to a gain on the disposition of assets totaling $0.7 million in the prior year comparable period. In the current year period, the loss relates primarily to the sale of certain surplus assets, acquired in the Sidewinder Merger, at auction in the first quarter of 2019, as well as various other miscellaneous sales.
In the prior year period, the gain related to the sale or disposition of miscellaneous drilling equipment.
Other Expense
Other expense was $0.4 million for the year ended December 31, 2019 and related to the settlement of a lawsuit.
Interest Expense
Interest expense was $14.4 million for the year ended December 31, 2019, compared to $7.6 million for the year ended December 31, 2018. The increase relates primarily to our new $130.0 term loan facility that was put in place in connection with the Sidewinder Merger.
Income Tax (Benefit) Expense
Income tax benefit for the year ended December 31, 2019 amounted to $0.1 million compared to income tax expense of $0.1 million for the year ended December 31, 2018. The effective tax rate was 0.2% for the year ended 2019 compared to 0.5% for the year ended 2018. Taxes in both years relate to Louisiana state income tax and Texas margin tax.

Liquidity and Capital Resources
Our liquidity as of December 31, 2019 included approximately $25.1 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $25.5 million, a $15.0 million committed accordion under our existing term loan facility, $5.2 million of cash and $3.0 million of other net working capital.
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
Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$27,921	$16,135
Net cash used in investing activities	(28,369)	(25,247)
Net cash (used in) provided by financing activities	(6,593)	18,826
Net (decrease) increase in cash and cash equivalents	$(7,041)	$9,714
Net Cash Provided By Operating Activities
Cash provided by operating activities was $27.9 million for the year ended December 31, 2019 compared to $16.1 million for the year ended December 31, 2018. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2019 were higher as a result of an increase in net loss of $40.8 million, adjusted for non-cash items of $89.1 million, compared to $36.6 million in 2018. Additionally, working capital changes that decreased cash flows from operating activities were $0.4 million in 2019 compared to $0.4 million in 2018.
Net Cash Used In Investing Activities
Cash used in investing activities was $28.4 million for the year ended December 31, 2019 compared to $25.2 million for the year ended December 31, 2018. Our primary investing activities in 2019 related to rig upgrades and maintenance capital expenditures. Cash payments of $38.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $9.0 million and proceeds from insurance claims of $1.0 million. Cash payments during 2019 included approximately $6.5 million associated with equipment purchased in 2018. During 2018, cash payments of $37.6 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.3 million and cash acquired in the Sidewinder Merger of $10.7 million.
Net Cash (Used In) Provided by Financing Activities
Cash used in financing activities was $6.6 million for the year ended December 31, 2019 compared to cash provided by financing activities of $18.8 million for the year ended December 31, 2018. During 2019, we made borrowings under our Revolving Credit Facility (See Note 9 to our consolidated financial statements - Long-term Debt) of $4.5 million, offset by repayments under our Revolving Credit Facility of $7.1 million, common stock issuance costs of $0.2 million, financing costs under the Term Loan and Revolving Credit Facility of $5 thousand and $22 thousand, respectively, had restricted stock units withheld for taxes paid of $34.0 thousand, purchased $0.8 million of treasury stock and made payments for finance lease obligations of $3.0 million.

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

Additionally, included in our long-term debt are finance leases. These leases generally have initial terms of 36 months and are paid monthly.

Contractual Obligations
As of December 31, 2019, we had contractual obligations as described below.
Our obligations include "off-balance sheet arrangements" whereby the liabilities associated with unconditional purchase obligations are not fully reflected in our consolidated balance sheets.

(in thousands)	2020	2021	2022	Thereafter	Total
Term Loan Facility	$—	$—	$—	$130,000	$130,000
Interest on Term Loan Facility	12,686	12,652	12,652	12,652	50,642
Purchase obligations	3,459	—	—	—	3,459
Total contractual obligations	$16,145	$12,652	$12,652	$142,652	$184,101
Our long-term debt as of December 31, 2019 consisted of amounts due under our Term Loan Facility. Interest on long-term debt is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2019 under our Term Loan Facility. Interest payment obligations on our Term Loan Facility were estimated based on the 9.6% interest rate that was in effect at December 31, 2019, and the principal balance of $130 million at December 31, 2019, and assuming repayment of the outstanding balance occurs at October 1, 2023.
Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $0.1 million that could be forfeited if we were to cancel these orders.
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
Asset impairment expense of $35.7 million was recorded for 2019, as compared to $25.0 thousand for 2018. See "Asset Impairments" in Significant Developments in this Management's Discussion and Analysis.
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
Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases with terms of less than twelve months and unconditional purchase obligations not fully reflected on our consolidated balance sheets. See Note 14 to our consolidated financial statements for additional information.

Recent Accounting Pronouncements
We adopted ASU No. 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018. See Note 5 to our consolidated financial statements for the required disclosures related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
We adopted ASU No. 2016-02 and its related amendments (collectively known as ASC 842) effective on January 1, 2019. See Note 3 to our consolidated financial statements for the impact of adopting this standard and a discussion of our policies related to leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance was originally effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, which grants smaller reporting companies additional time to implement this standard on current expected credit losses (CECL) to interim and annual periods beginning after December 15, 2022. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our accounts receivable.

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
Interest Rate Risk
Total long-term debt at December 31, 2019 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.60%. As a result, our annual interest cost in 2019 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.96%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2019; however, there are no assurances that possible rate changes would be limited to such amounts.
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
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1,930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices experienced a mild recovery in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land rig count never recovered to its 2014 highs, only reaching 1,083 rigs the week ended December 28, 2018, and declining to 790 rigs working the week ended February 14, 2020. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.18, but recovered to the $50.00 to $60.00 range as of the end of the fourth quarter of 2019. Most of our exploration and production (“E&P”) customers have decreased planned capital expenditure budgets for 2020 compared to 2019 levels with the goal of operating within their cash flows. Since December 31, 2019, demand for contract drilling services directed towards oil-based commodities has stabilized and slightly improved, particularly in the Permian basin where the majority of our operating rigs are located. At the same time, demand for contract drilling services directed towards natural gas commodities softened in recent months as natural gas prices have fallen below $2.00 per mcf. This has caused several of our customers, in particular in the Haynesville Shale, to reduce planned drilling activities in 2020. As a result, we have begun relocating drilling rigs from the Haynesville Shale to the Permian Basin. Most recently, during the past several weeks oil and gas prices have fallen below the $50 level in response to Coronavirus concerns and its potential impact on worldwide oil demand. At this point, Coronavirus concerns have not had a material impact on our business or operations, however, if oil prices were to remain below $50 for an extended period of time, demand for our contract drilling services would soften, which could have a material adverse effect on our operations and financial condition.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Independence Contract Drilling, Inc.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ended in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, on January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 - Leases, using the effective date method.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/BDO USA, LLP
We have served as the Company's auditor since 2015.
Houston, TX
March 2, 2020

Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5,206	$12,247
Accounts receivable, net	35,834	41,987
Inventories	2,325	2,693
Assets held for sale	8,740	19,711
Prepaid expenses and other current assets	4,640	8,930
Total current assets	56,745	85,568
Property, plant and equipment, net	457,530	496,197
Goodwill	—	1,627
Other long-term assets, net	2,726	1,470
Total assets	$517,001	$584,862
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,685	$587
Accounts payable	22,674	16,312
Accrued liabilities	16,368	29,219
Merger consideration payable to an affiliate	3,022	—
Current portion of contingent consideration	2,814	—
Total current liabilities	48,563	46,118
Long-term debt	134,941	130,012
Contingent consideration	—	15,748
Deferred income taxes, net	652	774
Other long-term liabilities	1,249	677
Total liabilities	185,405	193,329
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized; 77,523,973 and 77,598,806 shares issued, respectively; and 76,241,045 and 77,078,252 shares outstanding, respectively	762	771
Additional paid-in capital	505,107	503,446
Accumulated deficit	(170,426)	(109,638)
Treasury stock, at cost, 1,282,928 and 520,554 shares, respectively	(3,847)	(3,046)
Total stockholders’ equity	331,596	391,533
Total liabilities and stockholders’ equity	$517,001	$584,862
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$203,602	$142,609	$90,007
Costs and expenses
Operating costs	144,913	95,220	67,733
Selling, general and administrative	16,051	15,907	13,213
Merger-related expenses	2,698	13,646	—
Depreciation and amortization	45,367	30,891	25,844
Asset impairment, net	35,748	25	2,568
Loss (gain) on disposition of assets, net	4,943	(740)	1,677
Other expense	377	—	—
Total cost and expenses	250,097	154,949	111,035
Operating loss	(46,495)	(12,340)	(21,028)
Interest expense	(14,415)	(7,562)	(2,983)
Loss before income taxes	(60,910)	(19,902)	(24,011)
Income tax (benefit) expense	(122)	91	287
Net loss	$(60,788)	$(19,993)	$(24,298)
Loss per share:
Basic and diluted	$(0.81)	$(0.42)	$(0.64)
Weighted-average number of common shares outstanding:
Basic and diluted	75,471	47,580	37,762
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2016	37,617,920	$376	$323,918	$(65,347)	$(1,695)	$257,252
Restricted stock forfeited	(3,195)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	418,391	4	(867)	—	—	(863)
Purchase of treasury stock	(47,891)	—	—	—	(174)	(174)
Stock-based compensation	—	—	3,565	—	—	3,565
Net loss	—	—	—	(24,298)	—	(24,298)
Balances at December 31, 2017	37,985,225	$380	$326,616	$(89,645)	$(1,869)	$235,482
Restricted stock issued	1,385,973	14	(14)	—	—	—
RSUs vested, net of shares withheld for taxes	1,213,257	12	(722)	—	—	(710)
Purchase of treasury stock	(258,860)	(3)	—	—	(1,177)	(1,180)
Shares issued in connection with Sidewinder Merger	36,752,657	368	172,737	—	—	173,105
Stock-based compensation	—	—	4,829	—	—	4,829
Net loss	—	—	—	(19,993)	—	(19,993)
Balances at December 31, 2018	77,078,252	$771	$503,446	$(109,638)	$(3,046)	$391,533
Restricted stock forfeited	(129,573)	(2)	2	—	—	—
RSUs vested, net of shares withheld for taxes	54,740	1	(35)	—	—	(34)
Purchase of treasury stock	(762,374)	(8)	—	—	(801)	(809)
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	1,871	—	—	1,871
Net loss	—	—	—	(60,788)	—	(60,788)
Balances at December 31, 2019	76,241,045	$762	$505,107	$(170,426)	$(3,847)	$331,596
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(60,788)	$(19,993)	$(24,298)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,367	30,891	25,844
Asset impairment, net	35,748	25	2,568
Stock-based compensation	1,871	4,829	3,565
Loss (gain) on disposition of assets, net	4,943	(740)	1,677
Amortization of deferred rent	—	105	—
Deferred income taxes	(122)	91	287
Amortization of deferred financing costs	814	492	434
Write-off of deferred financing costs	—	856	—
Bad debt expense	459	22	—
Changes in operating assets and liabilities, net of effects of Sidewinder Merger
Accounts receivable	5,695	(1,022)	(6,588)
Inventories	(349)	250	(301)
Prepaid expenses and other assets	1,473	(4,681)	133
Accounts payable and accrued liabilities	(7,190)	5,010	1,612
Net cash provided by operating activities	27,921	16,135	4,933
Cash flows from investing activities
Cash acquired in Sidewinder Merger	—	10,743	—
Purchases of property, plant and equipment	(38,320)	(37,550)	(31,347)
Proceeds from insurance claims	1,000	257	—
Proceeds from the sale of assets	8,951	1,303	1,253
Net cash used in investing activities	(28,369)	(25,247)	(30,094)
Cash flows from financing activities
Borrowings under Term Loan Facility	—	130,000	—
Borrowings under Revolving Credit Facilities	4,511	55,732	44,451
Repayments under Revolving Credit Facilities	(7,077)	(101,707)	(21,662)
Repayment of Sidewinder debt	—	(58,512)	—
Common stock issuance costs	(177)	—	—
Purchase of treasury stock	(809)	(1,180)	(174)
RSUs withheld for taxes	(34)	(710)	(863)
Financing costs paid under Term Loan Facility	(5)	(3,371)	—
Financing costs paid under Revolving Credit Facilities	(22)	(790)	(530)
Payments of finance and capital lease obligations	(2,980)	(636)	(599)
Net cash (used in) provided by financing activities	(6,593)	18,826	20,623
Net (decrease) increase in cash and cash equivalents	(7,041)	9,714	(4,538)
Cash and cash equivalents
Beginning of year	12,247	2,533	7,071
End of year	$5,206	$12,247	$2,533
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
Our rig fleet includes 29 marketed AC powered (“AC”) rigs and a number of additional rigs requiring conversions or upgrades in order to meet our AC pad-optimal specifications.
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
Oil and Natural Gas Prices and Drilling Activity
Oil prices declined from a high of $107.95 per barrel in the second quarter of 2014, to a low of $26.19 per barrel in the first quarter of 2016 (West Texas Intermediate - Cushing, Oklahoma (“WTI”) spot price as reported by the United States Energy Information Administration (the “EIA”). Similarly, natural gas prices (as measured at Henry Hub) declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result, our industry experienced an exceptional downturn, with the U.S. land rig count falling from a high of 1930 rigs in 2014 to a low of 404 rigs in 2016. In addition to overall rig count decline, pricing for our contract drilling services also substantially declined during this period of time. Although crude oil prices recovered in 2017 and 2018, reaching a high of $77.41 per barrel in the second quarter of 2018, the U.S. land count never recovered to its 2014 highs, only reaching 1,083 rigs the week ending December 28, 2018, and declining to 790 rigs working the week ended February 14, 2020. Similarly, although pricing for our drilling services improved during this period, pricing never reached the rates experienced in 2014.
During the fourth quarter of 2018, oil prices began to decline, reaching a low of $44.48. Although oil prices have recovered to the $50.00 to $60.00 range as of the end of the fourth quarter 2019, most of our exploration and production ("E&P") customers have decreased planned capital expenditure budgets for 2020 with the goal of operating within their cash flows. These changes have resulted in softening demand for contract drilling services. Although we believe market conditions for our services have stabilized, we believe this stabilization is predicated on oil prices remaining above a  $50 per barrel or higher range. If oil prices were to fall below these levels for any sustainable period, demand and pricing for our contract drilling services could decline and have a material adverse affect on our operations and financial condition.

Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors has approved a 1-for-20 reverse stock split of our common stock. The reverse split will be effective at 5:00 p.m. Eastern Time on March 11, 2020 and our common stock will begin trading on a split-adjusted basis on the New York Stock Exchange as of the market open on March 12, 2020. The reverse stock split reduces the number of shares of common stock issued and outstanding from approximately 77,523,973 and 76,241,045 shares, respectively, to approximately 3,876,199 and 3,812,052 shares (unaudited), respectively, and reduces the number of authorized shares of our common stock from 200,000,000 shares to 50,000,000 shares (unaudited). We will account for this reverse stock split retroactively once it becomes effective.
Share and per share amounts presented in the accompanying consolidated financial statements have not been adjusted for the reverse stock split. Pro forma share and per share data, giving retroactive effect to the reverse stock split, are as follows (rounded to the nearest cent):

	Year Ended December 31,
	2019	2018	2017
(in thousands, except per share amounts)	(Unaudited)
Loss per share:
Basic and diluted - as reported	$(0.81)	$(0.42)	$(0.64)
Basic and diluted - pro forma (post-reverse stock split)	$(16.11)	$(8.40)	$(12.87)

Weighted-average number of common shares outstanding:
Basic and diluted - as reported	75,471	47,580	37,762
Basic and diluted - pro forma (post-reverse stock split)	3,774	2,379	1,888
Sidewinder Merger
On July 18, 2018, ICD, Patriot Saratoga Merger Sub, LLC, a wholly owned subsidiary of ICD (“Merger Sub”), Sidewinder Drilling, LLC (“Sidewinder”) and MSD Credit Opportunity Master Fund, L.P., as Members’ Representative, entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub merged with and into Sidewinder (the “Merger”), with Sidewinder surviving the Merger and becoming a wholly owned subsidiary of the ICD. The Merger transaction was completed on October 1, 2018. Pursuant to the terms of the Merger Agreement, Sidewinder Series A members received 36,752,657 shares of ICD common stock in exchange for 100% of the outstanding Series A Common Units of Sidewinder (the “Series A Common Units”). The Merger was accounted for using the acquisition method of accounting with ICD identified as the accounting acquirer. See Note 4 - Sidewinder Merger for further discussion of the Sidewinder Merger.
In order to finance (i) a portion of the consideration of the Merger and to pay fees, commissions, severance and other expenses and costs related thereto, (ii) the repayment of a fixed amount of outstanding Sidewinder’s first lien notes of ($58.5 million), (iii) the repayment of any Sidewinder debt under its revolving credit agreement, (iv) the repayment of our debt under our revolving credit agreement and (v) other transaction expenses, ICD incurred indebtedness of $130.0 million pursuant to the two new Credit Facilities discussed in Note 9 - Long-term Debt.
Asset Impairments
In the first and second quarters of 2019, we recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April and August of 2019.
In the second quarter of 2019, in light of the softening demand for contract drilling services, we recorded an impairment charge of $4.4 million relating to certain components on our SCR rigs and various other equipment. Management determined that these rigs could not be competitively marketed in the current environment as SCR rigs and therefore the rigs will be marketed in the future as AC rigs after conversion to AC pad-optimal status. The three SCR rigs were removed from our marketed fleet until their conversions to AC pad-optimal specifications are complete. The first conversion was completed during the fourth quarter of 2019. Due to the high volume of idle SCR drilling equipment on the market at the time, management did not believe that the SCR drilling equipment could be sold for a material amount in the current market environment, and therefore took the impairment charge at June 30, 2019.
We performed a goodwill impairment test during the third quarter of 2019 and recorded an impairment charge of $2.3 million, which represented the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder Merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
During the fourth quarter of 2019, we recorded impairments totaling $25.9 million relating primarily to our decision to remove two rigs from our marketed, or to-be-marketed fleet, as well as a plan to sell or otherwise dispose of rigs and related component equipment, much of which was acquired in connection with the Sidewinder Merger.
Assets Held for Sale
During the fourth quarter of 2019, in conjunction with our plan to sell certain non-pad optimal rigs or partial rigs and related equipment acquired in the Sidewinder Merger we impaired the related assets to fair value less estimated cost to sell and recorded $5.9 million of assets held for sale on our consolidated balance sheet as of December 31, 2019. Assets held for sale as of December 31, 2019 also included the remaining $2.8 million of unsold mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement (see Note 4 - Sidewinder Merger).
Assets held for sale as of December 31, 2018 included $15.5 million associated with the mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement, $3.0 million of real property for sale, all of which was sold during 2019, and $1.2 million of various other drilling equipment that was further impaired to zero as part of the asset impairment recorded in the second quarter of 2019.
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
Accounts Receivable
Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of current individual accounts. Receivables are written off when they are deemed to be uncollectible. Allowance for doubtful accounts was $0.5 million as of December 31, 2019 and was zero as of December 31, 2018.
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
Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. We currently have five such field locations.
Additionally, we lease office space for our corporate headquarters in northwest Houston located at 20475 State Highway 249, Suite 300, Houston, Texas 77070. Leases are evaluated at inception or at any subsequent material modification to determine if the lease should be classified as a finance or operating lease.
We review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If the carrying value of such assets is less than the estimated undiscounted cash flow, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their estimated fair value. For further discussion, see Asset Impairments in Note 1 -Nature of Operations and Recent Developments.
Construction in progress represents the costs incurred for drilling rigs and rig upgrades under construction at the end of the period. This includes third party costs relating to the purchase of rig components as well as labor, material and other identifiable direct and indirect costs associated with the construction of the rig.
Capitalized Interest
We capitalize interest costs related to rig construction projects. Interest costs are capitalized during the construction period based on the weighted-average interest rate of the related debt. Capitalized interest amounted to $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 7.4%.  The following table summarizes the carrying value and fair value of our long-term debt as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$138,567	$130,000	$131,893
Revolving Credit Facility	—	—	2,566	2,258
The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily of long-lived assets. There were no transfers between levels of the hierarchy for the years ended December 31, 2019 and 2018.
Goodwill
Goodwill was recorded by the Company in connection with the Sidewinder Merger on October 1, 2018 and represented the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but rather tested and assessed for impairment annually in the third quarter of each year, or more frequently if certain events or changes in circumstance indicate that the carrying amount may exceed fair value.
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
Intangible Liabilities
Certain intangible liabilities were recorded in connection with the Sidewinder Merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities were amortized to operating revenues over the remaining underlying contract terms. $1.1 million of intangible revenue was recognized in 2019 as a result of this amortization and the intangible liabilities were fully amortized.
The following table summarizes the components of intangible liabilities, net:

	December 31,
(in thousands)	2019	2018
Intangible liabilities	$3,123	$3,123
Accumulated amortization	(3,123)	(2,044)
Intangible liabilities, net	$—	$1,079
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

See Note 3 - Leases for the impact of adopting this standard and a discussion of our policies related to leases.
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
Recent Accounting Pronouncements
We adopted ASU No. 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018. See Note 5 - Revenue from Contracts with Customers for the required disclosures related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
We adopted ASU No. 2016-02 and its related amendments (collectively known as ASC 842) effective on January 1, 2019. See Note 3 - Leases for the impact of adopting this standard and a discussion of our policies related to leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance was originally effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In November 2019, the FASB issued ASU No. 2019-10, which grants smaller reporting companies additional time to implement this standard on current expected credit losses (CECL) to interim and annual periods beginning after December 15, 2022. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our accounts receivable.
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
ASU No. 2018-11 amended ASC 842 to, among other things, provide lessors with a practical expedient to not separate non-lease components from lease components and, instead, to account for those components as a single amount, if the non-lease components otherwise would be accounted for under Topic 606 and both of the following are met:

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
The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease expense	$524
Short-term lease expense	4,755
Variable lease expense	569

Finance lease cost:
Amortization of right-of-use assets	$1,163
Interest expense on lease liabilities	206
Total finance lease expense	1,369
Total lease expenses	$7,217
Supplemental cash flow information related to leases is as follows:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$509
Operating cash flows from finance leases	$193
Financing cash flows from finance leases	$2,980

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$1,427
Finance leases	$13,143
Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2019
Operating leases:
Other long-term assets, net	$1,033

Accrued liabilities	$475
Other long-term liabilities	1,250
Total operating lease liabilities	$1,725

Finance leases:
Property, plant and equipment	$14,375
Accumulated depreciation	(1,425)
Property, plant and equipment, net	$12,950

Current portion of long-term debt	$3,685
Long-term debt	7,472
Total finance lease liabilities	$11,157

Weighted-average remaining lease term
Operating leases	3.6 years
Finance leases	2.7 years

Weighted-average discount rate
Operating leases	8.07%
Finance leases	7.64%

Maturities of lease liabilities at December 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$594	$4,221
2021	550	3,663
2022	428	3,504
2023	370	164
2024	47	—
Thereafter	—	—
Total cash lease payment	1,989	11,552
Add: expected residual value	—	915
Less: imputed interest	(264)	(1,310)
Total lease liabilities	$1,725	$11,157
As of December 31, 2018, future total obligations on our noncancellable capital and operating leases were $3.7 million in the aggregate, which consisted of the following: $1.4 million in 2019; $1.0 million in 2020; $0.5 million in 2021; and $0.8 million thereafter.
Rent expense was $5.1 million, and $3.9 million for the years ended December 31, 2018 and 2017, respectively.
4. Sidewinder Merger
We completed the merger with Sidewinder Drilling LLC on October 1, 2018, through an exchange of 100% of Sidewinder's outstanding voting interests for 36,752,657 shares of ICD common stock, which were valued at $173.1 million at the time of closing. We also assumed $58.5 million of Sidewinder indebtedness in the transaction. The results of Sidewinder’s operations have been included in our consolidated financial statements since the acquisition date. The assets acquired and liabilities assumed were recorded at fair market value as determined by third party appraisals and other estimates. A summary of the assets acquired and liabilities assumed is as follows:

(in thousands)
Cash	$10,743
Other current assets	23,317
Assets held for sale	17,557
Property, plant and equipment	214,064
Other long-term assets	343
Total assets acquired	266,024
Accounts payable and accrued liabilities	(16,534)
Unfavorable contract liabilities	(3,123)
Contingent consideration	(17,032)
Net assets acquired	229,335
Goodwill	2,282
Total consideration transferred	$231,617
Sidewinder's results of operations have been included in ICD’s consolidated financial statements for the period subsequent to the closing of the acquisition on October 1, 2018. Sidewinder contributed revenues of approximately $32.1 million and operating income of approximately $3.3 million for the period from October 1, 2018 through December 31, 2018.
The following supplemental pro forma results of operations assume that Sidewinder had been acquired on January 1, 2017. The supplemental pro forma financial information was prepared based on the historical financial information of Sidewinder and ICD and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. The pro forma amounts reflect certain adjustments to revenues, depreciation and amortization and interest expense. It also excludes the results of operations for the 11 mechanical rigs that are part of the combined business after following the Sidewinder Merger transaction. The pro forma results for the year ended December 31, 2018 reflect adjustments to exclude the merger-related costs incurred by Sidewinder and ICD totaling $15.3 million:

	Year Ended December 31,
	(Unaudited)
(in thousands, except per share amounts)	2018	2017
Revenue	$228,036	$184,697
Net loss	$(17,498)	$(46,134)
Loss per share	$(0.23)	$(0.62)
5. Revenue from Contracts with Customers
Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance.
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
Disaggregation of Revenue
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Dayrate drilling	$184,374	$133,278	$84,834
Mobilization	5,365	2,100	2,235
Reimbursables	11,237	4,970	2,828
Early termination	1,405	—	—
Capital modification	115	216	91
Intangible	1,079	2,044	—
Other	27	1	19
Total revenue	$203,602	$142,609	$90,007

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
The following table provides information about receivables and contract liabilities related to contracts with customers as of December 31, 2019 and 2018, respectively. We had no contract assets in either year.

(in thousands)	December 31, 2019	December 31, 2018
Receivables, which are included in "Accounts receivable, net"	$35,378	$41,987
Contract liabilities	$(311)	$(1,374)
Significant changes in the contract liabilities balance during the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
(in thousands)	Contract Liabilities	Contract Liabilities
Revenue recognized that was included in contract liabilities at beginning of period	$1,374	$763
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(311)	$(1,301)
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2020	2021	2022	Total
Revenue	$(311)	$—	$—	$(311)
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.1 million and $1.1 million on our consolidated balance sheets at December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, contract costs increased by $2.3 million and we amortized $3.3 million of contract costs.
Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.
6. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2019	2018
Rig components and supplies	$2,325	$2,693
We determined that no reserve for obsolescence was needed at December 31, 2019 or 2018. No inventory obsolescence expense was recognized during the years ended December 31, 2019, 2018 and 2017.
7. Property, Plant and Equipment
Major classes of property, plant, and equipment, which include finance and capital lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2019	2018
Land	$487	$487
Buildings	3,408	3,317
Drilling rigs and related equipment	568,675	594,871
Machinery, equipment and other	1,396	693
Finance and capital leases, respectively	14,375	2,027
Vehicles	355	533
Construction in progress	22,260	7,736
Total	$610,956	$609,664
Less: Accumulated depreciation	(153,426)	(113,467)
Total Property, plant and equipment, net	$457,530	$496,197
Repairs and maintenance expense included in operating costs in our statements of operations totaled $27.2 million, $19.7 million and $14.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Depreciation expense was $45.4 million, $30.9 million and $25.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, property, plant and equipment in our consolidated balance sheets included $14.4 million of vehicles and miscellaneous drilling equipment under finance leases, net of $1.4 million of accumulated amortization.  As of December 31, 2018, property, plant and equipment in our consolidated balance sheets included $2.0 million of vehicles under capital leases, net of $0.7 million of accumulated amortization.

8. Supplemental Consolidated Balance Sheet and Cash Flow Information
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Accrued salaries and other compensation(1)	$3,500	$12,379
Insurance(2)	2,861	5,464
Deferred revenue	701	1,374
Property taxes and other	4,716	3,829
Intangible liability	—	1,079
Interest	3,244	3,318
Operating lease liability - current	475	—
Other	871	1,776
	$16,368	$29,219

(1)
Accrued salaries and other compensation was lower as of December 31, 2019, primarily attributable to higher incentive compensation accruals and accrued severance related to the Sidewinder Merger as of December 31, 2018, including $3.5 million which was paid to our former Chief Executive Officer.

(2)
Accrued insurance was lower as of December 31, 2019, primarily attributable to the Sidewinder Merger in 2018, in part, as Sidewinder was self-insured for worker’s compensation and general liability insurance prior to the close of the transaction in October 2018.

Supplemental consolidated cash flow information:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,974	$3,202	$2,680
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$1,607	$1,175	$(882)
Additions to property, plant & equipment through finance and capital leases	$13,143	$601	$1,102
Transfer of assets from held and used to held for sale	$(18,506)	$—	$—
Transfer from inventory to fixed assets	$(406)	$—	$—
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(249)	$—	$—
Additions to property, plant and equipment through tenant allowance on leasehold improvement	$—	$694	$—
Sidewinder Merger consideration	$—	$231,617	$—
9. Long-term Debt
Our Long-term Debt consisted of the following:

	December 31,
(in thousands)	2019	2018
Term Loan Facility due October 1, 2023	$130,000	$130,000
ABL Credit Facility due October 1, 2023	—	2,566
Finance and capital lease obligations, respectively	11,157	1,235
	141,157	133,801
Less: current portion	(3,685)	(587)
Less: Term Loan Facility deferred financing costs	(2,531)	(3,202)
Long-term debt	$134,941	$130,012

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of December 31, 2019.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2019, the weighted-average interest rate on our borrowings was 9.60%.   At December 31, 2019, the borrowing base under our ABL Credit Facility was $25.5 million, and we had $25.1 million of availability remaining of our $40.0 million commitment on that date.

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

10. Income Taxes
The components of the income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred:
Federal	$—	$—	$—
State	(122)	91	287
Income tax (benefit) expense	$(122)	$91	$287
The effective tax rate (as a percentage of net loss before income taxes) is reconciled to the U.S. federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income tax benefit at the statutory federal rate (21%, 21% and 35%)	$(12,791)	$(4,233)	$(8,404)
Effect of federal rate change to ending deferred tax assets and liabilities	—	—	7,994
Nondeductible expenses	360	(270)	34
Valuation allowance	12,626	3,625	(1,377)
State taxes, net of federal benefit	(396)	14	9
Stock-based compensation and other	79	955	2,031
Income tax (benefit) expense	$(122)	$91	$287
Effective tax rate	0.2%	0.5%	1.2%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2019	2018
Deferred income tax assets
Merger-related expenses	$836	$1,731
Bad debts	115	—
Stock-based compensation	1,136	809
Accrued liabilities and other	447	1,295
Deferred revenue	164	321
Interest limitation	555	—
Net operating losses	46,975	34,682
Total net deferred tax assets	$50,228	$38,838
Deferred income tax liabilities
Prepaids	$(563)	$(1,027)
Property, plant and equipment	(21,347)	(22,525)
Intangible assets	(124)	(38)
Total net deferred tax liabilities	$(22,034)	$(23,590)
Valuation allowance	$(28,846)	$(16,022)
Net deferred tax liability	$(652)	$(774)
As of December 31, 2019, we had a total of $221.1 million of net operating loss carryforwards, of which $131.4 million will begin to expire in 2031 and $89.9 million will be carried forward indefinitely.
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. We have completed the accounting for the effects of the Act during 2018. Our consolidated financial statements for the year ended December 31, 2019, reflect the effects of the Act which includes a reduction in the corporate tax rate from 35% to 21%. Accordingly, our deferred tax assets and liabilities were revalued at the newly enacted rates expected to be effective in 2018 and forward. Since our federal deferred tax asset was fully offset by a valuation allowance, the overall net adjustment to our tax provision due to the reduction in the U.S. corporate income tax rate to 21% did not materially affect our financial statements.
Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in April 2016 and in connection with the Sidewinder Merger.  We are subject to an annual limitation on the usage of our NOL, however, we also believe that substantially all of the NOL that existed in April 2016, as well as at the time of the Sidewinder Merger, will be fully available to us over the life of the NOL carryforward period.  Management will continue to monitor the potential impact of Section 382 with respect to our NOL carryforward.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2019, we had no unrecognized tax benefits. We file income tax returns in the United States and in various state jurisdictions.  With few exceptions, we are subject to United States federal, state and local income tax examinations by tax authorities for tax periods 2012 and forward. Our federal and state tax returns for 2012 and subsequent years remain subject to examination by tax authorities. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.
In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In all years presented, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance.  All of our deferred tax liability as of December 31, 2019 relates to state taxes.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the consolidated statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.
11. Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 5,500,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. As of December 31, 2019, approximately 3,995,488 shares were available for future awards. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Compensation cost recognized:
Stock options	$—	$—	$—
Restricted stock and restricted stock units	1,871	4,829	3,565
Total stock-based compensation	$1,871	$4,829	$3,565
Stock Options
Prior to 2016, we granted stock options that remain outstanding. No options were exercised or granted during the years ended December 31, 2019, 2018 or 2017. It is our policy that in the future any shares issued upon option exercise will be issued initially from any available treasury shares or otherwise as newly issued shares.
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
The following summary reflects the stock option activity and related information for the year ended December 31, 2019:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	669,213	$12.74
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2019	669,213	$12.74
Exercisable at December 31, 2019	669,213	$12.74
The number of options exercisable at December 31, 2019 was 669,213 with a weighted-average remaining contractual life of 2.3 years and a weighted-average exercise price of $12.74 per share.

As of December 31, 2019, there was no unrecognized compensation cost related to outstanding stock options. No options vested during the years ended December 31, 2019, 2018 and 2017.

Time-Based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 plan and the 2019 plan.
Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of time-based restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2019, there was $3.2 million in unrecognized compensation cost related to unvested time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the year ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	147,368	$10.67
Granted	—	—
Vested	(144,173)	10.72
Forfeited/expired	(3,195)	8.35
Outstanding at January 1, 2018	—	—
Granted – Former Sidewinder executives (1)	646,646	3.22
Granted – Other	739,327	3.22
Vested	—	—
Forfeited/expired	—	—
Outstanding at January 1, 2019	1,385,973	3.22
Granted	—	—
Vested	—	—
Forfeited/expired	(129,573)	3.22
Outstanding at December 31, 2019	1,256,400	$3.22
(1) Time-based restricted stock unit awards granted to former executives of Sidewinder Drilling, LLC relating to their becoming officers of ICD following the Sidewinder Merger.
Time-Based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2019, there was $1.9 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.0 year.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the year ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	715,449	$5.03
Granted	489,862	5.77
Vested and converted	(270,143)	6.05
Forfeited/expired	(146,172)	5.51
Outstanding at January 1, 2018	788,996	5.05
Granted – Former Sidewinder executives (1)	409,607	4.79
Granted – Other	414,521	4.46
Vested and converted	(1,020,423)	4.91
Forfeited/expired	(183,094)	4.50
Outstanding at January 1, 2019	409,607	4.79
Granted	564,994	1.94
Vested and converted	(54,740)	4.71
Forfeited/expired	(30,925)	4.71
Outstanding at December 31, 2019	888,936	$2.99
(1) Time-based restricted stock granted to former executives of Sidewinder Drilling, LLC relating to their becoming officers of ICD following the Sidewinder Merger.
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2019, unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards totaled $0.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.
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
The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2019 were a risk-free interest rate of 1.86%, an expected volatility of 58.2% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $1.45.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2017	315,209	$12.07
Granted	166,769	5.71
Vested and converted	(80,752)	16.48
Forfeited/expired	(196,903)	11.84
Outstanding at January 1, 2018	204,323	5.35
Granted	226,520	4.72
Vested and converted	(162,938)	5.04
Forfeited/expired	(267,905)	5.00
Outstanding at January 1, 2019	—	—
Granted	469,759	1.69
Vested and converted	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2019	469,759	$1.69

12. Stockholders’ Equity and Loss per Share
As of December 31, 2019, we had a total of 76,241,045 shares of common stock, $0.01 par value, outstanding, including 1,256,400 shares of restricted stock. We also had 1,282,928 shares held as treasury stock. Total authorized common stock is 200,000,000 shares.
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

	For the Years Ended December 31,
(in thousands, except for per share data)	2019	2018	2017
Net loss (numerator)	$(60,788)	$(19,993)	$(24,298)
Loss per share:
Basic and diluted	$(0.81)	$(0.42)	$(0.64)
Shares (denominator):
Weighted-average number of shares outstanding-basic	75,471	47,580	37,762
Net effect of dilutive stock options and restricted stock units	—	—	—
Weighted-average common shares outstanding-diluted	75,471	47,580	37,762
For all years presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and restricted stock units because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 669,213, 669,213 and 682,950 during the years ended December 31, 2019, 2018 and 2017, respectively. RSUs, which are not participating securities and are excluded from our diluted loss per share because they are anti-dilutive were 888,936, 409,607 and 993,320 for the years ended December 31, 2019, 2018 and 2017, respectively.
13. Segment and Geographical Information
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

14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2019, we had outstanding purchase commitments to a number of suppliers totaling $3.5 million related primarily to rig equipment or components ordered but not received. We have paid deposits of $0.1 million related to these commitments.
Letters of Credit
As of December 31, 2019, we had outstanding letters of credit totaling $0.4 million as collateral for Sidewinder’s pre-acquisition insurance programs.  As of December 31, 2019, no amounts had been drawn under these letters of credit.
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
15. Concentration of Market and Credit Risk
We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2019, these customers included Diamondback Energy, Inc. (17%), GeoSouthern Energy Corporation (15%) and COG Operating, LLC, a subsidiary of Concho Resources, Inc. (14%). For 2018, these customers included GeoSouthern Energy Corporation (23%) and COG Operating, LLC, a subsidiary of Concho Resources, Inc. (22%). For 2017, these customers included GeoSouthern Energy Corporation (23%), Devon Energy (17%), RSP Permian, LLC (16%) and Pioneer Natural Resources USA, Inc. (11%).
As of December 31, 2019, Diamondback Energy, Inc. (21%) and GeoSouthern Energy Corporation (14%) accounted for 10% or more of our accounts receivable. As of December 31, 2018, COG Operating, LLC, a subsidiary of Concho Resources, Inc. (21%), Diamondback Energy, Inc. (14%), GeoSouthern Energy Corporation (14%) and BP p.l.c (10%) accounted for 10% or more of our accounts receivable. As of December 31, 2017, GeoSouthern Energy Corporation (25%), Devon Energy (20%), RSP Permian, LLC (19%), BHP Billiton Petroleum (15%) and Pioneer Natural Resources USA, Inc. (14%) accounted for 10% or more of our accounts receivable.
We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2019, we had approximately $4.7 million in cash and cash equivalents in excess of FDIC limits. Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them.

16. Related Parties and Other Matters
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
We made interest payments on the Term Loan Facility totaling $13.2 million during the twelve months ended December 31, 2019. Additionally, we have recorded merger consideration payable to an affiliate of $3.0 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds. We are contractually obligated to make this payment to MSD, the unitholders’ representative, in April 2020.
17. Unaudited Quarterly Financial Data
A summary of our unaudited quarterly financial data is as follows:

	Year Ended December 31, 2019
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31
Revenue	$60,358	$52,879	$45,073	$45,292
Operating loss	(1,152)	(6,368)	(6,755)	(32,220)
Income tax (benefit) expense	(2,540)	2,898	232	(712)
Net loss	(2,373)	(12,858)	(10,547)	(35,010)
Loss per share:
Basic and diluted	$(0.03)	$(0.17)	$(0.14)	$(0.47)

	Year Ended December 31, 2018
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31(1)
Revenue	$25,627	$25,754	$28,439	$124,003
Operating loss	(3,252)	(2,396)	(2,819)	(11,415)
Income tax (benefit) expense	(49)	(21)	(50)	710
Net loss	(4,146)	(3,313)	(3,937)	(23,833)
Loss per share:
Basic and diluted	$(0.11)	$(0.09)	$(0.10)	$(0.31)

(1)	Includes the operations of Sidewinder beginning on October 1, 2018.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (1)	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$—	$502	$—	$—	$502
Valuation allowance for deferred tax assets	$16,022	$12,626	$—	$198	$28,846
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8	$22	$(30)	$—	$—
Valuation allowance for deferred tax assets	$12,396	$3,626	$—	$—	$16,022
Year Ended December 31, 2017:
Allowance for doubtful accounts	$8	$—	$—	$—	$8
Valuation allowance for deferred tax assets	$13,773	$(1,377)	$—	$—	$12,396
(1) Amount comprised principally of purchase accounting adjustments in connection with the Sidewinder Merger.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm
BDO USA, LLP, the independent registered public accounting firm that audited the 2019 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2019 based on their audit.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Independence Contract Drilling, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited Independence Contract Drilling, Inc.'s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP

Houston, Texas
March 2, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2019.
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
ITEM 11.     EXECUTIVE COMPENSATION
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2019.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2019.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2019.

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

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	March 2, 2020	By:	/s/ J. Anthony Gallegos, Jr.
			Name:	J. Anthony Gallegos, Jr.
			Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Anthony Gallegos, Jr. and Philip A. Choyce, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:
March 2, 2020	By:	/s/ J. Anthony Gallegos, Jr.
		Name:	J. Anthony Gallegos, Jr.
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

March 2, 2020	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

March 2, 2020	By:	/s/ Michael J. Harwell
		Name:	Michael J. Harwell
		Title:	Vice President - Finance and Chief Accounting Officer (Principal Accounting Officer)

March 2, 2020	By:	/s/ Thomas R. Bates, Jr.
		Name:	Thomas R. Bates, Jr.
		Title:	Director

March 2, 2020	By:	/s/ James D. Crandell
		Name:	James D. Crandell
		Title:	Director

March 2, 2020	By:	/s/ Matthew D. Fitzgerald
		Name:	Matthew D. Fitzgerald
		Title:	Director

March 2, 2020	By:	/s/ Daniel F. McNease
		Name:	Daniel F. McNease
		Title:	Director

March 2, 2020	By:	/s/ James G. Minmier
		Name:	James G. Minmier
		Title:	Director

March 2, 2020	By:	/s/ Adam J. Piekarski
		Name:	Adam J. Piekarski
		Title:	Director

Glossary of Oil and Natural Gas Terms
Glossary of Oil and Natural Gas Terms

AC programmable rig	An AC electric rig with programmable controls.

Basin	A large depression on the Earth’s surface in which sediments accumulate and may be a source of oil and natural gas.

Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and in extreme cases to the surface.

BOP	Blowout preventer; a large valve at the top of a well that may be closed to prevent a loss of pressure.

Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, abandonment.

Cratering	Caving in of a well that has already been drilled.

Dayrate	The daily fee paid to the drilling contractor, which includes the cost of renting the drilling rig.

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

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein
2.1	Agreement and Plan of Merger, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub LLC, and Sidewinder Drilling, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
3.2	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.3	Second Amended and Restated Bylaws of Independence Contract Drilling, Inc. (adopted as of February 27, 2019)	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Form of Senior Indenture	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
4.3	Form of Subordinated Indenture	Incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Amended and Restated Stockholders’ Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and the Member Parties thereto.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
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
10.9	Second Amended and Restated Credit Facility, dated July 14, 2017	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36590) filed July 17, 2017, Exhibit 10.1
10.10	Voting and Support Agreement, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., and the directors and officers party there.	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
10.11†	Executive Employment Agreement, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., and J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
10.12†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Byron A. Dunn, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)
10.13†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)
10.14†	Second Amendment, dated August 9, 2016, to the Amended and Restated Employment Agreement, dated August 13, 2014, between Independence Contract Drilling, Inc. and Byron A. Dunn.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 10, 2016 (File No. 001-36590)
10.15†	Retirement Agreement dated June 9, 2016, by and between Independence Contract Drilling, Inc. and Edward S. Jacob, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 10, 2016 (File No. 001-36590)
10.16†	Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
10.17†	Amendment No. 1 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 24, 2016 (File No. 001-36590)
10.18†	Amendment No. 2 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 28, 2017 (File No. 001-36590)
10.19†	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)
10.20†	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.21†	Form of Nonqualified Stock Option Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.22†	Form of Restricted Stock Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.23†	Form of Nonqualified Stock Option Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.24†	Form of Performance Unit Award Agreement Total Shareholder Return	Incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.25†	Form of Performance Unit Award Agreement Cumulative EBITDA	Incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.26†	Form of 2016 TSR Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.27†	Form of 2016 Safety Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.28†	Form of 2016 Utilization Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.29†	Form of Time Based Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.30†	Form of Director Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.31†	Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of February 27, 2019	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.32†	Form of 2019 Outside Director Restricted Stock Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.33†	Form of 2019 Restricted Stock Unit Award Agreement (Time-Based)	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.34†	Form of 2019 Performance Unit Award Agreement (Return on Invested Capital)	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.35†	Form of 2019 Performance-Based Unit Award Agreement (Total Shareholder Return)	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.36†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)
10.37†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)
10.38†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated April 7, 2015	Incorporated by reference herein to Exhibit 16.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on April 7, 2015 (File No. 001-36590)

23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished, not filed.

†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.