Form 10-Q
period 2020-03-31
Independence Contract Drilling, Inc.
filed 2020-05-07
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
3,816,258 shares of the registrant’s Common Stock were outstanding as of May 6, 2020.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•
Inability to predict the duration or magnitude of the effects of the COVID-19 pandemic on our business, operations, and financial condition and when or if worldwide oil demand will stabilize and begin to improve;

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$9,753	$5,206
Accounts receivable, net	26,893	35,834
Inventories	1,181	2,325
Assets held for sale	5,014	8,740
Prepaid expenses and other current assets	4,803	4,640
Total current assets	47,644	56,745
Property, plant and equipment, net	437,505	457,530
Other long-term assets, net	2,754	2,726
Total assets	$487,903	$517,001
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,268	$3,685
Accounts payable	14,981	22,674
Accrued liabilities	12,958	16,368
Merger consideration payable to an affiliate	2,932	3,022
Current portion of contingent consideration	2,814	2,814
Total current liabilities	36,953	48,563
Long-term debt	145,291	134,941
Deferred income taxes, net	610	652
Other long-term liabilities	1,198	1,249
Total liabilities	184,052	185,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 3,888,137 and 3,876,196 shares issued, respectively, and 3,809,548 and 3,812,050 shares outstanding, respectively	38	38
Additional paid-in capital	506,375	505,831
Accumulated deficit	(198,649)	(170,426)
Treasury stock, at cost, 78,589 shares and 64,146 shares, respectively	(3,913)	(3,847)
Total stockholders’ equity	303,851	331,596
Total liabilities and stockholders’ equity	$487,903	$517,001

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$38,494	$60,358
Costs and expenses
Operating costs	30,229	39,333
Selling, general and administrative	3,761	4,545
Severance and merger-related expenses	1,076	1,081
Depreciation and amortization	11,516	11,313
Asset impairment (insurance recoveries), net	16,619	2,018
(Gain) loss on disposition of assets, net	(46)	3,220
Total costs and expenses	63,155	61,510
Operating loss	(24,661)	(1,152)
Interest expense	(3,604)	(3,761)
Loss before income taxes	(28,265)	(4,913)
Income tax benefit	(42)	(2,540)
Net loss	$(28,223)	$(2,373)
Loss per share:
Basic and diluted	$(7.53)	$(0.63)
Weighted average number of common shares outstanding:
Basic and diluted	3,750	3,785

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2018	3,853,909	$39	$504,178	$(109,638)	$(3,046)	$391,533
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	387	—	—	387
Net loss	—	—	—	(2,373)	—	(2,373)
Balances at March 31, 2019	3,853,909	$39	$504,388	$(112,011)	$(3,046)	$389,370

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(28,223)	$(2,373)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,516	11,313
Asset impairment (insurance recoveries), net	16,619	2,018
Stock-based compensation	570	387
(Gain) loss on disposition of assets, net	(46)	3,220
Deferred income taxes	(42)	(2,540)
Amortization of deferred financing costs	204	203
Bad debt expense (recovery)	16	(45)
Changes in operating assets and liabilities
Accounts receivable	8,925	(105)
Inventories	(27)	(45)
Prepaid expenses and other assets	(462)	843
Accounts payable and accrued liabilities	(5,959)	(5,271)
Net cash provided by operating activities	3,091	7,605
Cash flows from investing activities
Purchases of property, plant and equipment	(9,139)	(10,832)
Proceeds from the sale of assets	628	536
Proceeds from insurance claims	—	1,000
Collection of principal on note receivable	145	—
Net cash used in investing activities	(8,366)	(9,296)
Cash flows from financing activities
Borrowings under Revolving Credit Facility	11,038	2,403
Repayments under Revolving Credit Facility	(38)	—
Common stock issuance costs	—	(177)
Purchase of treasury stock	(66)	—
RSUs withheld for taxes	(26)	—
Financing costs paid under Term Loan Facility	—	(5)
Financing costs paid under Revolving Credit Facility	—	(12)
Payments for finance lease obligations	(1,086)	(216)
Net cash provided by financing activities	9,822	1,993
Net increase in cash and cash equivalents	4,547	302
Cash and cash equivalents
Beginning of period	5,206	12,247
End of period	$9,753	$12,549

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,541	$3,514
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(5,285)	$(1,753)
Additions to property, plant and equipment through finance leases	$55	$520
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(204)	$—
Transfer of assets from held and used to held for sale	$—	$(2,285)

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
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with recent production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors have led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels.
In response to these adverse market conditions, North American exploration companies, including all of our customers, have rapidly reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first quarter of 2020, and we expect demand for our products and services to continue to decline and remain low as our customers continue adjusting their operations in response to market conditions. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Based upon customer actions to date, we expect our operating rig count to fall to six rigs by the end of the second quarter of 2020. However, due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our operating rig count will not fall below these levels by that period of time or thereafter. Our current backlog of contracts stands at 3.2 average rigs during the third quarter of 2020 and 1.8 average rigs during the fourth quarter of 2020, and none of our current drilling contracts have terms extending into 2021 or beyond. As a result of this rapidly declining operating level coupled with downward pressure on dayrates we charge for our contract drilling services, we will experience corresponding reductions in revenue, operating margins and cash flows.

Due to these rapidly declining market conditions, we took the following actions at the end of the first quarter of 2020 in order to reduce our cost structure:

•	Salary or compensation reductions for substantially all our employees, including members of executive management;

•	Suspension of all cash-based incentive compensation, including all members of executive management;

•	Reducing the number of executive management positions by two;

•	Reducing the number of directors from seven to five, which would become effective following director elections at our 2020 Annual Meeting of Stockholders currently scheduled to occur on June 12, 2020;

•	Annual compensation reductions for our directors; and

•	Reducing headcount for non-field-based personnel by approximately 40%.
Depending upon the nature and duration of the COVID-19 pandemic, the nature of containment measures taken in the future, it could have a material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.
On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”).
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In making our certification, we considered numerous factors, including (i) current market and economic conditions, including the significant declines in worldwide demand and oil prices as a result of the COVID-19 pandemic and the uncertainty and inability to predict when market conditions will stabilize and begin to improve, (ii) the actions and communications from our customers that have caused and will cause our operating rig count to fall (from a high of 22 rigs during the first quarter of 2020, to an estimated six rigs by the end of the second quarter of 2020 and potential further reductions depending on when oil supply and demand fundamentals rebalance and U.S. land rig counts stabilize and begin to improve), (iii) whether our current sources of liquidity, comprised of cash and cash equivalents, availability under our revolving credit facility and accordion under our term loan facility, would be sufficient to finance our operations and required expenditures while industry and market conditions remain distressed, (iv) our status as a micro-cap public company, and (v) our belief, after inquiry, that capital markets were not reasonably available or open to us at such time for new issuances of debt or equity.
We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue; or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks, many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.
The CARES Act did not have a material impact on our income taxes.  Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.
Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors approved a 1-for-20 reverse stock split of our common stock. The reverse split was effective March 11, 2020, and all share and earnings per share information have been retroactively adjusted to reflect the reverse stock split and the associated decrease in par value was recorded with the offset to additional paid-in capital.

2.	Interim Financial Information
These unaudited consolidated financial statements include the accounts of ICD and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other components of comprehensive income is presented.
Interim results for the three months ended March 31, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.
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
Asset Impairments, net
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we recognized further impairment of $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
Additionally, in the first quarter of 2019, we recorded $2.0 million of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April of 2019.
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The amendments in the update are effective for public companies for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We plan to adopt this guidance on January 1, 2021 and are currently evaluating the impact of adoption on our consolidated financial statements.

3.	Sidewinder Merger
We completed the merger with Sidewinder Drilling LLC on October 1, 2018.
During the three months ended March 31, 2019 we recorded $1.1 million of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses. There were no merger expenses recorded during the three months ended March 31, 2020.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities are amortized to operating revenues over the remaining underlying contract terms. During the three month period ended March 31, 2019, $1.0 million of intangible revenue was recognized as a result of this amortization. The intangible liabilities were fully amortized in the second quarter of 2019.
In addition, at the time of consummation of the Sidewinder Merger,  Sidewinder owned 11 mechanical rigs and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these rigs are not consistent with ICD’s core strategy or geographic focus, ICD agreed that these rigs can be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the merger date, we recorded the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with an offsetting liability in contingent consideration. Subsequently, a majority of these assets were sold at auction for substantially less than the appraised fair values on the merger date. As a result, the contingent consideration liability was reduced by the appraised fair values on the merger date and the proceeds were recorded as merger consideration payable to an affiliate on our consolidated balance sheets. We are required to pay out the related net proceeds in the second quarter of 2020.

4.	Leases
We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements. Our multi-year leases have remaining lease terms of greater than one year to five years.
The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$149	$125
Short-term lease expense	1,281	1,193
Variable lease expense	134	86

Finance lease expense:
Amortization of right-of-use assets	$392	$265
Interest expense on lease liabilities	195	32
Total finance lease expense	587	297
Total lease expense	$2,151	$1,701

Supplemental cash flow information related to leases is as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$160	$103
Operating cash flows from finance leases	$194	$32
Financing cash flows from finance leases	$1,086	$216

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$178	$955
Finance leases	$54	$520
Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Operating leases:
Other long-term assets, net	$1,095	$1,033

Accrued liabilities	$545	$475
Other long-term liabilities	1,198	1,250
Total operating lease liabilities	$1,743	$1,725

Finance leases:
Property, plant and equipment	$13,774	$14,375
Accumulated depreciation	(1,352)	(1,425)
Property, plant and equipment, net	$12,422	$12,950

Current portion of long-term debt	$3,268	$3,685
Long-term debt	6,654	7,472
Total finance lease liabilities	$9,922	$11,157

Weighted-average remaining lease term
Operating leases	3.3 years	3.6 years
Finance leases	2.5 years	2.7 years

Weighted-average discount rate
Operating leases	8.00%	8.07%
Finance leases	7.66%	7.64%

Maturities of lease liabilities at March 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$505	$2,861
2021	616	3,661
2022	444	3,517
2023	370	164
2024	47	—
Thereafter	—	—
Total cash lease payment	1,982	10,203
Add: expected residual value	—	832
Less: imputed interest	(239)	(1,113)
Total lease liabilities	$1,743	$9,922

5.	Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Dayrate drilling	$34,478	$56,451
Mobilization	1,541	1,260
Reimbursables	2,448	1,604
Early termination	27	—
Capital modification	—	10
Intangible	—	1,033
Total revenue	$38,494	$60,358
The following table provides information about receivables and contract liabilities related to contracts with customers. We had no contract assets as of March 31, 2020 or December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Receivables, which are included in “Accounts receivable, net”	$26,752	$35,378
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(505)	$(311)
Significant changes in the contract liabilities balance during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue recognized that was included in contract liabilities at beginning of period	$311	$732
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(505)	$(479)
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2020	2021	2022	2023
Revenue	$505	$—	$—	$—
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

Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.5 million and $0.1 million on our consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019 contract costs increased by $1.2 million and $0.5 million, respectively, and we amortized $0.8 million and $0.7 million of contract costs.

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
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 38.8%. The following table summarizes the carrying value and fair value of our long-term debt as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$62,559	$130,000	$138,567
Revolving Credit Facility	$11,000	$4,464	$—	$—
The fair value of our assets held for sale is determined using Level 3 measurements. In the first quarter of 2020, we obtained a third-party appraisal to determine the fair value of our assets held for sale. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

7.	Inventories
All of our inventory as of March 31, 2020 and December 31, 2019 consisted of supplies held for use in our drilling operations.

8.	Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued salaries and other compensation	$2,177	$3,500
Insurance	2,007	2,861
Deferred revenues	505	701
Property and other taxes	2,569	4,716
Interest	3,104	3,244
Operating lease liability - current	545	475
Other (1)	2,051	871
	$12,958	$16,368
(1) Accrued Liabilities - Other includes $1.1 million in accrued severance, as of March 31, 2020, in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.

9.	Long-term Debt
Our long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Term Loan Facility due October 1, 2023	$130,000	$130,000
Revolving Credit Facility due October 1, 2023	11,000	—
Finance lease obligations	9,922	11,157
	150,922	141,157
Less: current portion	(3,268)	(3,685)
Less: Term Loan Facility deferred financing costs	(2,363)	(2,531)
Long-term debt	$145,291	$134,941
Credit Facilities
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
Additionally on October 1, 2018, we entered into a $40.0 million revolving Credit Agreement (the “ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The ABL Credit Facility has a maturity date of the earlier of October 1, 2023 or the maturity date of the Term Loan Credit Agreement.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of March 31, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of March 31, 2020, the weighted-average interest rate on our borrowings was 9.84%.  At March 31, 2020, the borrowing base under our ABL Credit Facility was $20.1 million, and we had $8.6 million of availability remaining of our $40.0 million commitment on that date.

10.	Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2020, approximately 87,532 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Compensation cost recognized:
Restricted stock and restricted stock units	570	387
Total stock-based compensation	$570	$387
No stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2020 or 2019.

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the three months ended March 31, 2020 or 2019.
A summary of stock option activity and related information for the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2020	33,458	$254.80
Exercisable at March 31, 2020	33,458	$254.80
The number of options vested at March 31, 2020 was 33,458 with a weighted average remaining contractual life of 2.0 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at March 31, 2020.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.
Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2020, there was $3.0 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to recognized over a weighted-average period of 1.9 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	62,817	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	62,817	$64.40

Time-based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2020, there was $2.3 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.1 years.
A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	44,439	$59.71
Granted	62,534	11.98
Vested and converted	(9,561)	38.80
Forfeited	(3,031)	38.80
Outstanding at March 31, 2020	94,381	$30.88
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2020, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.5 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	23,480	$33.90
Granted	24,854	12.50
Vested and converted	—	—
Forfeited	—	—
Outstanding at March 31, 2020	48,334	$22.90

11.	Stockholders’ Equity and Earnings (Loss) per Share
As of March 31, 2020, we had a total of 3,809,548 shares of common stock, $0.01 par value, outstanding. We also had 78,589 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net loss (numerator):	$(28,223)	$(2,373)
Loss per share:
Basic and diluted	$(7.53)	$(0.63)
Shares (denominator):
Weighted average common shares outstanding - basic	3,750	3,785
Weighted average common shares outstanding - diluted	3,750	3,785
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 33,458 during the three months ended March 31, 2020 and 33,458 during the three months ended March 31, 2019. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 142,715 for the three months ended March 31, 2020 and 20,480 for the three months ended March 31, 2019.

12.	Income Taxes
Our effective tax rate was 0.1% and 51.7% for the three months ended March 31, 2020 and 2019, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. In the first quarter of 2020, the rate is largely driven by the recording of a valuation allowance against the Louisiana deferred tax assets, caused by the asset impairment recorded. In the first quarter of 2019, our effective tax rate was significantly higher based on our then full year forecast of net income before taxes and the application of our estimated annual rate to our year-to-date results.  We finished 2019 with an annual effective rate of 0.2%.

13.	Commitments and Contingencies
Purchase Commitments
As of March 31, 2020, we had outstanding purchase commitments to a number of suppliers totaling $2.9 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2020.
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
In conjunction with the closing of the Sidewinder Merger on October 1, 2018, we entered into the Term Loan Credit Agreement for an initial term loan in an aggregate principal amount of $130.0 million and a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 30% of the outstanding shares of the Company’s common stock as of March 31, 2020.

We made interest payments on the Term Loan Facility totaling $3.2 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.
Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds. We are required to make this payment to MSD, the shareholders’ representative, in the second quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
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
Significant Developments
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with recent production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors have led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels.
In response to these adverse market conditions, North American exploration companies, including all of our customers, have rapidly reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first quarter of 2020, and we expect demand for our products and services to continue to decline and remain low as our customers continue adjusting their operations in response to market conditions. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Based upon customer actions to date, we expect our operating rig count to fall to six rigs by the end of the second quarter of 2020. However, due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our operating rig count will not fall below these levels by that period of time or thereafter. Our current backlog of contracts stands at 3.2 average rigs during the third quarter of 2020 and 1.8 average rigs during the fourth quarter of 2020, and none of our current drilling contracts have terms extending into 2021 or beyond. As a result of this rapidly declining operating level coupled with downward pressure on dayrates we charge for our contract drilling services, we will experience corresponding reductions in revenue, operating margins and cash flows.
Due to these rapidly declining market conditions, we took the following actions at the end of the first quarter of 2020 in order to reduce our cost structure:

•	Salary or compensation reductions for substantially all our employees, including members of executive management;

•	Suspension of all cash-based incentive compensation, including all members of executive management;

•	Reducing the number of executive management positions by two;

•	Reducing the number of directors from seven to five, which would become effective following director elections at our 2020 Annual Meeting of Stockholders currently scheduled to occur on June 12, 2020;

•	Annual compensation reductions for our directors; and

•	Reducing headcount for non-field-based personnel by approximately 40%
Depending upon the nature and duration of the COVID-19 pandemic, the nature of containment measures taken in the future, it could have a material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.
On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”).
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In making our certification, we considered numerous factors, including (i) current market and economic conditions, including the significant declines in worldwide demand and oil prices as a result of the COVID-19 pandemic and the uncertainty and inability to predict when market conditions will stabilize and begin to improve, (ii) the actions and communications from our customers that have caused and will cause our operating rig count to fall (from a high of 22 rigs during the first quarter of 2020, to an estimated six rigs by the end of the second quarter of 2020 and potential further reductions depending on when oil supply and demand fundamentals rebalance and U.S. land rig counts stabilize and begin to improve), (iii) whether our current sources of liquidity, comprised of cash and cash equivalents, availability under our revolving credit facility and accordion under our term loan facility, would be sufficient to finance our operations and required expenditures while industry and market conditions remain distressed, (iv) our status as a micro-cap public company, and (v) our belief, after inquiry, that capital markets were not reasonably available or open to us at such time for new issuances of debt or equity.
We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue; or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks, many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.

The CARES Act did not have a material impact on our income taxes.  Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.
Asset Impairments, net
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory. Due to the uncertainty around the COVID-19 pandemic and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
Additionally, in the first quarter of 2019, we recorded $2.0 million of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April of 2019.
Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors approved a 1-for-20 reverse stock split of our common stock. The reverse split was effective March 11, 2020, and all share and earnings per share information have been retroactively adjusted to reflect the reverse stock split and the associated decrease in par value was recorded with the offset to additional paid-in capital.

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

Results of Operations
The following summarizes our financial and operating data for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(In thousands, except per share data)	March 31, 2020	March 31, 2019
Revenues	$38,494	$60,358
Costs and expenses
Operating costs	30,229	39,333
Selling, general and administrative	3,761	4,545
Severance and merger-related expenses	1,076	1,081
Depreciation and amortization	11,516	11,313
Asset impairment (insurance recoveries), net	16,619	2,018
Gain (loss) on disposition of assets, net	(46)	3,220
Total cost and expenses	63,155	61,510
Operating loss	(24,661)	(1,152)
Interest expense	(3,604)	(3,761)
Loss before income taxes	(28,265)	(4,913)
Income tax benefit	(42)	(2,540)
Net loss	$(28,223)	$(2,373)

Other financial and operating data
Number of marketed rigs (end of period) (1)	29	32
Rig operating days (2)	1,738	2,728
Average number of operating rigs (3)	19.1	30.3
Rig utilization (4)	66.0%	94.8%
Average revenue per operating day (5)	$19,823	$20,755
Average cost per operating day (6)	$14,648	$13,302
Average rig margin per operating day	$5,175	$7,453

(1)
Number of marketed rigs as of March 31, 2020 decreased by three rigs as compared to the number of marketed rigs as of March 31, 2019 as a result of the removal of three rigs from our marketed fleet in the third quarter of 2019. Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete.

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

(5)
Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $4.0 million and $2.7 million during the three months ended March 31, 2020 and 2019, respectively, and (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder merger of $1.0 million during the three months ended March 31, 2019.

(6)
Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $4.0 million and $2.7 million during the three months ended March 31, 2020 and 2019, respectively, and (ii) overhead costs expensed due to reduced rig upgrade activity of $0.6 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues
Revenues for the three months ended March 31, 2020 were $38.5 million, representing a 36.2% decrease as compared to revenues of $60.4 million for the three months ended March 31, 2019. This decrease was attributable to a decrease in operating days to 1,738 days as compared to 2,728 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a revenue per operating day basis, which excludes the impact of intangible revenues, our revenue per day decreased by 4.5% to $19,823 during the three months ended March 31, 2020, as compared to revenue per day of $20,755 for the three months ended March 31, 2019. This decrease in revenue per day was the result of declining dayrates as compared to the prior year quarter.
Operating Costs
Operating costs for the three months ended March 31, 2020 were $30.2 million, representing a 23.1% decrease as compared to operating costs of $39.3 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in operating days to 1,738 days as compared to 2,728 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a cost per operating day basis, our cost increased to $14,648 per day during the three months ended March 31, 2020, representing an 10.1% increase compared to cost per operating day of $13,302 for the three months ended March 31, 2019. This increase was primarily attributable to increased labor costs associated with inefficiencies and transitory downtime resulting from rig releases and the reduction of operating rigs during the current quarter.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2020 were $3.8 million, representing a 17.2% decrease as compared to selling, general and administrative expense of $4.5 million for the three months ended March 31, 2019. This decrease as compared to the prior year comparable quarter primarily relates to lower cash incentive pay, travel, training and professional fees in the current quarter.
Severance and Merger-related Expenses
Severance expense of $1.1 million was recorded for the three months ended March 31, 2020 in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.
Merger-related expenses of $1.1 million were recorded for the three months ended March 31, 2019, primarily comprised of severance, professional fees and other merger-related expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2020 was $11.5 million, representing a 1.8% increase compared to depreciation and amortization expense of $11.3 million for the three months ended March 31, 2019.
Assets Impairment, net
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
Additionally, in the first quarter of 2019, we recorded $2.0 million of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions in April of 2019.

(Gain) Loss on Disposition of Assets, net
A gain on the disposition of assets totaling $46.0 thousand was recorded for the three months ended March 31, 2020 compared to a loss on the disposition of assets totaling $3.2 million in the prior year comparable period. In the current year period the gain relates to the sale of miscellaneous drilling equipment. In the prior year period, the loss relates primarily to the sale of certain surplus assets, acquired in the Sidewinder Merger, at auctions during the quarter.
Interest Expense
Interest expense for the three months ended March 31, 2020 was $3.6 million, as compared to $3.8 million for the three months ended March 31, 2019.
Income Tax Benefit
Income tax benefit recorded for the three months ended March 31, 2020 and 2019 amounted to $42.0 thousand and $2.5 million, respectively. Our effective tax rates for the three months ended March 31, 2020 and 2019 were 0.1% and 51.7%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. In the first quarter of 2020, the rate is largely driven by the recording of a valuation allowance against the Louisiana deferred tax assets, caused by the asset impairment recorded. In the first quarter of 2019, our effective tax rate was significantly higher based on our then full year forecast of net income before taxes and the application of our estimated annual rate to our year-to-date results.  We finished 2019 with an annual effective rate of 0.2%.
Liquidity and Capital Resources
Our liquidity at March 31, 2020 consisted of cash on hand of $9.8 million, other net working capital of $0.9 million,$8.6 million of availability under our revolving credit facility and $15 million available under the accordion feature of our term loan facility. As a result of the extreme and rapid nature of the decline in market conditions caused by the COVID-19 pandemic, our liquidity and capital resources are being impaired and will continue to be impaired until market conditions stabilize and improve. Currently, we expect our operating rig count to fall to six rigs by the end of the second quarter of 2020, and based upon our declining backlog of contracts for the second half of 2020, there is substantial risk that the rig count could fall to even lower levels. Because availability under our revolving credit facility is determined based upon a borrowing base tied to eligible accounts receivable, the amount we are able to borrow under our revolving credit facility is expected to decline as our accounts receivable balances fall in proportion to our reduction in operating activity. Looking forward past March 31, 2020, we currently estimate that required non-operating cash payments for interest under our credit facilities, maintenance capital expenditures and finance lease payments will approximate $18.7 million for the remainder of 2020. Because our cash flows from operations will be materially impacted by operating declines caused by the COVID-19 pandemic, we plan to draw down funds pursuant to the $15 million accordion feature under our term loan to meet required non-operating expenditures and to fund operations. In addition, on April 27, 2020, we entered into the $10 million PPP Loan pursuant to the Paycheck Protection Program (the “PPP”). We will use the proceeds of the loan for payroll costs, rent, utilities, mortgage interests, and other permitted purposes. We currently believe that these sources of liquidity are sufficient to fund or operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $3.1 million for the three months ended March 31, 2020 compared to cash provided by operating activities of $7.6 million during the same period in 2019. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2020 were lower as a result of an increase in net loss of $25.9 million, adjusted for non-cash items, of $28.8 million for the three months ended March 31, 2020 compared to $14.6 million for non-cash items during the same period in 2019. Additionally, working capital changes increased cash flows from operating activities by $2.5 million for the three months ended March 31, 2020 compared to a reduction of cash flows of $4.6 million during the same period in 2019.

Net Cash Used In Investing Activities
Cash used in investing activities was $8.4 million for the three months ended March 31, 2020 compared to cash used in investing activities of $9.3 million during the same period in 2019. During the first three months of 2020, cash payments of $9.1 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.6 million and the collection of principal on a note receivable of $0.1 million. During the 2019 period, cash payments of $10.8 million for capital expenditures were offset by insurance proceeds of $1.0 million and proceeds from the sale of property, plant and equipment of $0.5 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $9.8 million for the three months ended March 31, 2020 compared to cash provided by financing activities of $2.0 million during the same period in 2019. During the first three months of 2020, we made borrowings under our revolving credit facility of $11.0 million. These proceeds were offset by repayments under our revolving credit facility of $38.0 thousand, the purchase of treasury stock of $66.0 thousand, restricted stock unit’s withheld for taxes paid of $26.0 thousand and payments for finance lease obligations of $1.1 million. During the first three months of 2019 we made borrowings under our revolving credit facility of $2.4 million. These proceeds were offset by common stock issuance costs of $0.2 million and payments for finance lease obligations of $0.2 million.
Long-term Debt
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
Additionally on October 1, 2018, we entered into a $40.0 million revolving Credit Agreement (the “ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The ABL Credit Facility has a maturity date of the earlier of October 1, 2023 or the maturity date of the Term Loan Credit Agreement.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of March 31, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of March 31, 2020, the weighted-average interest rate on our borrowings was 9.84%.  At March 31, 2020, the borrowing base under our ABL Credit Facility was $20.1 million, and we had $8.6 million of availability remaining of our $40.0 million commitment on that date.
In addition, on April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the PPP, sponsored by the SBA as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”).
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In making our certification, we considered numerous factors, including (i) current market and economic conditions, including the significant declines in worldwide demand and oil prices as a result of the COVID-19 pandemic and the uncertainty and inability to predict when market conditions will stabilize and begin to improve, (ii) the actions and communications from our customers that have caused and will cause our operating rig count to fall (from a high of 22 rigs during the first quarter of 2020, to an estimated six rigs by the end of the second quarter of 2020 and potential further reductions depending on when oil supply and demand fundamentals rebalance and U.S. land rig counts stabilize and begin to improve), (iii) whether our current sources of liquidity, comprised of cash and cash equivalents, availability under our revolving credit facility and accordion under our term loan facility, would be sufficient to finance our operations and required expenditures while industry and market conditions remain distressed, (iv) our status as a micro-cap public company, and (v) our belief, after inquiry, that capital markets were not reasonably available or open to us at such time for new issuances of debt or equity.
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
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of

March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2019.
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The amendments in the update are effective for public companies for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We plan to adopt this guidance on January 1, 2021 and are currently evaluating the impact of adoption on our consolidated financial statements.

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
Interest Rate Risk
Total long-term debt at March 31, 2020 included $141.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.84%. As a result, our annual interest cost in 2020 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 10.83%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2020; however, there are no assurances that possible rate changes would be limited to such amounts.
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
The COVID-19 pandemic, responses taken and economic effects have caused significant declines in the global demand for crude oil. This demand declines in has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). These combined events have resulted significant declines in demand for oil and major disruptions to global energy prices. Even with recent production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors have led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time.
We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels. The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks outlined in this Current Report on Form 10-Q under Part II, Section 1a “Risk Factors”, as well as the risk factors outlined in our Annual Report on Form 10-K, many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.
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

We expect all of our customers, lenders and suppliers are being adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers at this time, given the dramatic impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past excluded from consideration. As a result, delays in payment or payment defaults by any of our customers could have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have on our lenders’ ability to meet their commitments to us, and any failure to do so would have a material adverse effect on our liquidity and financial position.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
In addition to the risks related to our business set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2019, our business is subject to the following risks:
The ongoing COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, results of operations and financial condition, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations and financial condition.
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in a decline in demand for oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to implement agreed to production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect our business, operating results and financial condition to remain depressed with further declines in activity levels possible.
Given the nature and significance of the COVID-19 pandemic on demand for oil, and the uncertainty regarding the length of this impact, our business is subject to substantial risks outside of our control, which include, but are not limited to:

•	disruption to our supply chain for equipment, supplies and materials essential to our business;

•	notices from customers or suppliers arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•	reductions in our borrowing base under our revolving line of credit related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•	a need to preserve liquidity, which could result in reductions or delays to planned maintenance capital expenditures or failure to pursue other business opportunities;

•	actions by the lenders under our revolving credit facility that additional borrowings will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;

•
actions by the lenders under our term loan that additional borrowings pursuant to our $15 million term loan accordion will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;

•	our ability to comply with minimum liquidity and springing fixed charge coverage ratio covenants contained in our credit facilities;

•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•	additional reductions to our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	additional asset impairments, including an impairment of the carrying value of our assets as demand for our contract drilling services decreases;

•	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate; and

•
changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states in our target markets or other jurisdictions, that may result in additional limits on demand for our contract drilling services.

If any of these risk factors were to come to fruition, they could have a material adverse effect on our business, liquidity, results of operations and financial condition.
Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, our operating rig count is dropping rapidly, and we cannot assure you when it will stabilize or begin to improve. Depending upon the duration of this decline and the length of time it takes for our operating rig count to improve, this could have a material adverse effect on our business, liquidity, results of operations and financial condition.
During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Since that time, market deterioration caused by COVID-19 has caused our customers to reduce drilling activity, which has resulted in our operating rig count to begin to rapidly decline. Currently, based upon customer actions to date, we would expect our operating rig count to fall to six rigs by the end of the second quarter of 2020, however, due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our operating rig count will not fall below these levels. For example, our current backlog of contracts stands at 3.2 average rigs during the third quarter of 2020 and 1.8 average rigs during the fourth quarter of 2020, and none of our current drilling contracts have terms extending into 2021 or beyond. We also cannot assure you if or when market conditions will improve and if or when our operating rig count will begin to improve or reach pre-COVID-19 levels. A substantially lower operating rig count could have materially adverse effect on our business, liquidity, results of operations and financial condition.
Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, we expect our cash flows from operations to decrease dramatically, which could have a material adverse effect on our business, liquidity, results of operations and financial condition.
As a result of the ongoing decline in our operating rig count and associated dayrate pressure and margin contraction in the current oil and gas operating environment we expect that our cash flows from operations will decrease dramatically, and that we will need to draw on our existing sources of available liquidity until market conditions begin to improve in order to maintain operations and make required non-operating expenditures. Current sources of liquidity at March 31, 2020 include $9.8 million of cash, other net working capital of $0.9 million, $8.6 million of availability under our revolving credit facility and $15 million available under our term loan accordion. In addition, on April 27, 2020, we entered into the $10 million PPP Loan pursuant to the Paycheck Protection Program (the “PPP”). We will use the proceeds of the loan for payroll costs, rent, utilities, mortgage interests, and other permitted purposes. We currently believe that these sources of liquidity are sufficient to fund or operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry, we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels. As a result, we cannot assure that our current sources of financial liquidity will be sufficient to fund our operations, and any failure to do so could have a material adverse effect on our business, liquidity, results of operations and financial condition.
Our business and operations are dependent upon various third parties and counterparties who may be adversely affected by the COVID-19 pandemic which could have a material adverse effect on our business, liquidity, results of operations and financial condition.
We expect all of our customers, lenders and suppliers are being adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers at this time, given the dramatic impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past excluded from consideration. As a result, delays in payment or payment defaults by any of our customers could have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have had or may have in the future on our lenders’ ability to meet their commitments to us, and any failure to do so by them would have a material adverse effect on our business, liquidity, results of operations and financial condition.
As a result of the significant downturn in the oil and gas business and demand for our contract drilling services caused by the COVID-19 pandemic, we may lose our listing on the New York Stock Exchange, which could have a material adverse effect on the market value of our common stock.

Under New York Stock Exchange listing requirements, in order to maintain our listing status we are required to maintain at all times a minimum 30-day trading average public market capitalization of $15 million.  Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard.  In response to the substantial negative impact the COVID-19 pandemic has caused, the New York Stock Exchange granted a temporary waiver from compliance with this standard through June 30, 2020.  As of May 5, 2020, we estimated that our 30-day average public float was approximately $13.8 million.  Because we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels, we cannot assure you that our common stock will remain listed on the New York Stock Exchange , which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million.
The following table provides information relating to shares repurchased by the Company and affiliated purchasers during the three months ended March 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - January 31	—	$—	—	$9,191,336
February 1 - February 29	—	$—	—	$9,191,336
March 1 - March 31	14,443	$4.61	14,443	$9,124,711
Total	14,443	$4.61	14,443	$9,124,711

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM  5. OTHER INFORMATION
None.

6. EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed on March 11, 2020.)

10.1*	Paycheck Protection Program Note dated April 27, 2020

10.2	Time-Based Cash Settlement Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed on February 13, 2020.)

10.3	TSR Cash Settlement Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed on February 13, 2020.)

10.4	ROIC Cash Settlement Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, filed on February 13, 2020.)

10.5	Director RSU Award Agreement - Partial Cash Settlement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K, filed on February 13, 2020.)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed with this report

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
Date: May 7, 2020