Form 10-Q
period 2020-06-30
Independence Contract Drilling, Inc.
filed 2020-08-04
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36590

Independence Contract Drilling, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1653648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20475 State Highway 249, Suite 300
Houston, TX 77070
(Address of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
        5,178,673 shares of the registrant’s Common Stock were outstanding as of August 3, 2020.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
        Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:
•Inability to predict the duration or magnitude of the effects of the COVID-19 pandemic on our business, operations, and financial condition and when or if worldwide oil demand will stabilize and begin to improve;
•a decline in or substantial volatility of crude oil and natural gas commodity prices;
•a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;
•fluctuation of our operating results and volatility of our industry;
•inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
•our backlog of term contracts declining rapidly;
•the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
•overcapacity and competition in our industry;
•an increase in interest rates and deterioration in the credit markets;
•our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;
•unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
•the loss of key management personnel;
•new technology that may cause our drilling methods or equipment to become less competitive;
•labor costs or shortages of skilled workers;
•the loss of or interruption in operations of one or more key vendors;
•the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
•increased regulation of drilling in unconventional formations;
•the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
•the potential failure by us to establish and maintain effective internal control over financial reporting.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$17,396	$5,206
Accounts receivable, net	14,088	35,834
Inventories	1,170	2,325
Assets held for sale	1,700	8,740
Prepaid expenses and other current assets	2,990	4,640
Total current assets	37,344	56,745
Property, plant and equipment, net	429,317	457,530
Other long-term assets, net	2,664	2,726
Total assets	$469,325	$517,001
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$7,768	$3,685
Accounts payable	5,331	22,674
Accrued liabilities	10,344	16,368
Merger consideration payable to an affiliate	—	3,022
Current portion of contingent consideration	—	2,814
Total current liabilities	23,443	48,563
Long-term debt	139,571	134,941
Merger consideration payable to an affiliate	2,902	—
Deferred income taxes, net	599	652
Other long-term liabilities	2,040	1,249
Total liabilities	168,555	185,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 5,081,687 and 3,876,196 shares issued, respectively, and 5,003,109 and 3,812,050 shares outstanding, respectively	50	38
Additional paid-in capital	513,402	505,831
Accumulated deficit	(208,769)	(170,426)
Treasury stock, at cost, 78,589 shares and 64,146 shares, respectively	(3,913)	(3,847)
Total stockholders’ equity	300,770	331,596
Total liabilities and stockholders’ equity	$469,325	$517,001

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$21,381	$52,879	$59,875	$113,237
Costs and expenses
Operating costs	14,095	37,453	44,324	76,786
Selling, general and administrative	3,544	3,008	7,305	7,553
Severance and merger-related expenses	—	1,287	1,076	2,368
Depreciation and amortization	11,055	11,371	22,571	22,684
Asset impairment, net	—	5,855	16,619	7,873
(Gain) loss on disposition of assets, net	(836)	18	(882)	3,238
Other expense	—	255	—	255
Total costs and expenses	27,858	59,247	91,013	120,757
Operating loss	(6,477)	(6,368)	(31,138)	(7,520)
Interest expense	(3,654)	(3,592)	(7,258)	(7,353)
Loss before income taxes	(10,131)	(9,960)	(38,396)	(14,873)
Income tax (benefit) expense	(11)	2,898	(53)	358
Net loss	$(10,120)	$(12,858)	$(38,343)	$(15,231)
Loss per share:
Basic and diluted	$(2.52)	$(3.40)	$(9.87)	$(4.02)
Weighted average number of common shares outstanding:
Basic and diluted	4,018	3,785	3,884	3,785

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851
Restricted stock forfeiture	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	6,711	—	(52)	—	—	(52)
Issuance of common stock, net of offering costs	1,192,566	12	6,789	—	—	6,801
Stock-based compensation	—	—	290	—	—	290
Net loss	—	—	—	(10,120)	—	(10,120)
Balances at June 30, 2020	5,003,109	$50	$513,402	$(208,769)	$(3,913)	$300,770

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2018	3,853,909	$39	$504,178	$(109,638)	$(3,046)	$391,533
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	387	—	—	387
Net loss	—	—	—	(2,373)	—	(2,373)
Balances at March 31, 2019	3,853,909	$39	$504,388	$(112,011)	$(3,046)	$389,370
Restricted stock forfeiture	(6,478)	—	—	—	—	—
Stock-based compensation	—	—	416	—	—	416
Net loss	—	—	—	(12,858)	—	(12,858)
Balances at June 30, 2019	3,847,431	$39	$504,804	$(124,869)	$(3,046)	$376,928

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(38,343)	$(15,231)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	22,571	22,684
Asset impairment, net	16,619	7,873
Stock-based compensation	860	803
(Gain) loss on disposition of assets, net	(882)	3,238
Deferred income taxes	(53)	358
Amortization of deferred financing costs	431	406
Bad debt expense (recovery)	149	(42)
Changes in operating assets and liabilities
Accounts receivable	22,622	6,167
Inventories	(16)	(61)
Prepaid expenses and other assets	1,319	2,751
Accounts payable and accrued liabilities	(16,258)	(8,953)
Net cash provided by operating activities	9,019	19,993
Cash flows from investing activities
Purchases of property, plant and equipment	(12,126)	(23,344)
Proceeds from the sale of assets	1,002	3,912
Proceeds from insurance claims	—	1,000
Collection of principal on note receivable	145	—
Net cash used in investing activities	(10,979)	(18,432)
Cash flows from financing activities
Borrowings under Revolving Credit Facility	11,038	2,511
Repayments under Revolving Credit Facility	(11,038)	(5,077)
Borrowings under PPP Loan	10,000	—
Proceeds from issuance of common stock	7,333	—
Common stock issuance costs	(532)	(177)
Purchase of treasury stock	(66)	—
RSUs withheld for taxes	(79)	—
Financing costs paid under Term Loan Facility	—	(5)
Financing costs paid under Revolving Credit Facility	—	(12)
Payments for finance lease obligations	(2,506)	(770)
Net cash provided by (used in) financing activities	14,150	(3,530)
Net increase (decrease) in cash and cash equivalents	12,190	(1,969)
Cash and cash equivalents
Beginning of period	5,206	12,247
End of period	$17,396	$10,278

	Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,021	$7,047
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(7,412)	$591
Additions to property, plant and equipment through finance leases	$2,434	$2,223
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(599)	$—
Transfer of assets from held and used to held for sale	$—	$(4,028)
Transfer from inventory to fixed assets	$—	$(311)

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
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with recent production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels.
In response to these adverse market conditions, North American exploration companies, including our customers, have reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first and second quarters of 2020, and we expect demand for our products and services to continue to decline and remain low as our customers continue adjusting their operations in response to market conditions. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. As of June 30, 2020, we had six operating rigs. Based upon customer actions to date, we expect our operating rig count could fall to three to four rigs during the third quarter of 2020, and we could incur potential further reductions depending on when oil supply and demand fundamentals re-balance. However, due to the lack of visibility and confidence towards customer intentions, we cannot assure you when our operating rig count will improve or that it will not remain at or fall below these levels in the future. Our current backlog of contracts stands at 4.2 average rigs during the third quarter of 2020 and 2.8 average rigs during the fourth quarter of 2020, and only one of our current drilling contracts have terms extending into 2021. As a result of this rapidly declining operating level coupled with downward pressure on dayrates we charge for our contract drilling services, we will experience corresponding reductions in revenue, operating margins and cash flows.

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
Due to these rapidly declining market conditions, we took the following actions in order to reduce our cost structure:
•Salary or compensation reductions for substantially all our employees, including members of executive management;
•Suspension of all cash-based incentive compensation, including all members of executive management;
•Reduced the number of executive management positions by two;
•Reduced the number of directors from seven to five, which became effective following director elections at our 2020 Annual Meeting of Stockholders;
•Annual compensation reductions for our directors; and
•Reduced headcount for non-field-based personnel by approximately 40%.
Depending upon the nature and duration of the COVID-19 pandemic, the nature of containment measures taken in the future, it could have a material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.3 million of employer side social security payments in the second quarter of 2020.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In making our certification, we considered numerous factors, including (i) current market and economic conditions, including the significant declines in worldwide demand and oil prices as a result of the COVID-19 pandemic and the uncertainty and inability to predict when market conditions will stabilize and begin to improve, (ii) the actions and communications from our customers that have caused and will cause our operating rig count to fall (from a high of 22 rigs during the first quarter of 2020, to an estimated three to four rigs by the end of the third quarter of 2020 and potential further reductions depending on when oil supply and demand fundamentals rebalance and U.S. land rig counts stabilize and begin to improve), (iii) whether our current sources of liquidity, comprised of cash and cash equivalents, availability under our revolving credit facility and accordion feature under our term loan facility, would be sufficient to finance our operations and required expenditures while industry and market conditions remain distressed, (iv) our status as a micro-cap public company, and (v) our belief, after inquiry, that capital markets were not reasonably available or open to us at such time for new issuances of debt or equity. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

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
Third Amendment to Term Loan Credit Agreement

On June 4, 2020, we entered into a Third Amendment, dated as of June 4, 2020 (the “Third Amendment”), to Credit Agreement, dated as of October 1, 2018 (the “Term Credit Loan Agreement”), to permit us, at our option, subject to required prior notice and a maximum available liquidity condition (including availability under our revolving credit agreement and available cash), to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). In connection with the amendments, we agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement.

Merger Consideration Amendment

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction, and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

Equity Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we may, from time to time, offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). Sales of the Shares, under the Agreement are made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

The Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the Agreement, we will pay the Agent a commission equal to 3% of the gross sales price of the Shares sold.

We plan to use the net proceeds from any sales pursuant to the Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures. During June 2020, we raised gross proceeds of $7.3 million from the sale of 1,192,566 shares in the offering. We raised another $0.6 million of gross proceeds in the first week of July 2020.

We believe the aforementioned actions, in combination with our other sources of liquidity, will provide sufficient liquidity to finance our operations for twelve months post issuance of these consolidated financial statements.

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
Interim results for the three and six months ended June 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.
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
Asset Impairment, net
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We have not identified any additional triggering event and did not record any asset impairment during the three months ended June 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

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

On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of June 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

3. Sidewinder Merger
We completed the merger with Sidewinder Drilling LLC on October 1, 2018.
During the three and six months ended June 30, 2019 we recorded $1.3 million and $2.4 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses. There were no merger expenses recorded during the three and six months ended June 30, 2020.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities were amortized to operating revenues over the remaining underlying contract terms. During the three and six months ended June 30, 2019, $46.0 thousand and $1.1 million of intangible revenue was recognized as a result of this amortization. The intangible liabilities were fully amortized in the second quarter of 2019.
In addition, at the time of consummation of the Sidewinder Merger,  Sidewinder owned various mechanical rig assets and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these assets are not consistent with ICD’s core strategy or geographic focus, ICD agreed that these assets can be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the merger date, we recorded the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with an offsetting liability in contingent consideration. Subsequently, a majority of these assets were sold at auction for substantially less than the appraised fair values on the merger date. As a result, the contingent consideration liability was reduced by the appraised fair values on the merger date and the proceeds were recorded as merger consideration payable to an affiliate on our consolidated balance sheets.
On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction, and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

4.  Leases
We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements. Our multi-year leases have remaining lease terms of greater than one year to four years.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$154	$124	$303	$249
Short-term lease expense	645	1,234	1,926	2,427
Variable lease expense	95	185	229	271

Finance lease expense:
Amortization of right-of-use assets	$320	$314	$712	$579
Interest expense on lease liabilities	257	47	452	79
Total finance lease expense	577	361	1,164	658
Total lease expense	$1,471	$1,904	$3,622	$3,605
Supplemental cash flow information related to leases is as follows:

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$311	$216
Operating cash flows from finance leases	$450	$74
Financing cash flows from finance leases	$2,506	$770

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$235	$955
Finance leases	$2,434	$2,223

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Operating leases:
Other long-term assets, net	$1,033	$1,033

Accrued liabilities	$584	$475
Other long-term liabilities	1,065	1,250
Total operating lease liabilities	$1,649	$1,725

Finance leases:
Property, plant and equipment	$15,392	$14,375
Accumulated depreciation	(1,342)	(1,425)
Property, plant and equipment, net	$14,050	$12,950

Current portion of long-term debt	$3,370	$3,685
Long-term debt	7,115	7,472
Total finance lease liabilities	$10,485	$11,157

Weighted-average remaining lease term
Operating leases	3.0 years	3.6 years
Finance leases	2.3 years	2.7 years

Weighted-average discount rate
Operating leases	8.21%	8.07%
Finance leases	8.68%	7.64%
Maturities of lease liabilities at June 30, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$692	$4,098
2021	545	3,835
2022	388	3,250
2023	234	58
2024	—	—
Thereafter	—	—
Total cash lease payment	1,859	11,241
Add: expected residual value	—	698
Less: imputed interest	(210)	(1,454)
Total lease liabilities	$1,649	$10,485

5.  Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Dayrate drilling	$16,410	$48,133	$50,888	$104,584
Mobilization	912	1,177	2,453	2,437
Reimbursables	1,891	2,950	4,339	4,554
Early termination	2,168	501	2,195	501
Capital modification	—	62	—	72
Intangible	—	46	—	1,079
Other	—	10	—	10
Total revenue	$21,381	$52,879	$59,875	$113,237
The following table provides information about receivables and contract liabilities related to contracts with customers. We had no contract assets as of June 30, 2020 or December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Receivables, which are included in “Accounts receivable, net”	$12,879	$35,378
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$—	$(311)
Significant changes in the contract liabilities balance during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue recognized that was included in contract liabilities at beginning of period	$505	$574	$816	$1,305
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$—	$(500)	$—	$(661)
As of June 30, 2020, we do not have any estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020. We do not include amounts of variable consideration that are constrained in estimated revenue.
If present, these amounts would consist only of fixed consideration related to fees for rig mobilizations and demobilizations, if applicable, which are allocated to the drilling services performance obligation as such performance obligation is satisfied. We have elected the exemption from disclosure of remaining performance obligations for variable consideration. Therefore, dayrate revenue to be earned on a rate scale associated with drilling conditions and level of service provided for each fractional-hour time increment over the contract term and other variable consideration such as penalties and reimbursable revenues, have been excluded from the disclosure.
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to zero and $0.1 million on our consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020 and 2019 contract costs increased by zero and $0.9 million, respectively, and we amortized $0.5 million and $0.9 million of contract costs, respectively.

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
The fair value of our long-term debt and merger consideration payable to an affiliate are determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 24.3%. The following table summarizes the carrying value and fair value of our long-term debt and merger consideration payable to an affiliate as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$87,818	$130,000	$138,567
Revolving Credit Facility	$—	$—	$—	$—
PPP Loan	$10,000	$7,602	$—	$—
Merger consideration payable to an affiliate	$2,902	$2,982	$3,022	$3,022

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

7. Inventories
All of our inventory as of June 30, 2020 and December 31, 2019 consisted of supplies held for use in our drilling operations. In the first quarter of 2020, we impaired $1.2 million of inventory deemed to have zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19.

8. Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued salaries and other compensation	$1,135	$3,500
Insurance	1,683	2,861
Deferred revenues	—	701
Property and other taxes	2,304	4,716
Interest	3,051	3,244
Operating lease liability - current	584	475
Other (1)	1,587	871
	$10,344	$16,368
(1) Accrued Liabilities - Other includes $0.8 million in accrued severance, as of June 30, 2020, in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.

9. Long-term Debt
Our long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Term Loan Facility due October 1, 2023	$130,000	$130,000
Revolving Credit Facility due October 1, 2023	—	—
PPP Loan	10,000	—
Finance lease obligations	10,485	11,157
	150,485	141,157
Less: current portion of PPP Loan	(4,398)	—
Less: current portion of finance leases	(3,370)	(3,685)
Less: Term Loan Facility deferred financing costs	(3,146)	(2,531)
Long-term debt	$139,571	$134,941
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
In June 2020, we revised our credit agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term loan and as a long-term payable on our consolidated balance sheets, as of June 30, 2020. The additional amount will be amortized as interest expense over the term of the Term Loan Credit Facility.

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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of June 30, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of June 30, 2020, the weighted-average interest rate on our borrowings was 8.93%.  At June 30, 2020, the borrowing base under our ABL Credit Facility was $9.6 million, and we had $9.2 million of availability remaining of our $40.0 million commitment on that date.
On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ends on or about October 13, 2020. Interest on the PPP loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company's headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. There can be no assurance that such PPP Loan can be forgiven.

10. Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2020, approximately 105,055 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized:
Restricted stock and restricted stock units	290	416	860	803
Total stock-based compensation	$290	$416	$860	$803
No stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2020 or 2019.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the six months ended June 30, 2020 or 2019.
A summary of stock option activity and related information for the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2020	33,458	$254.80
Exercisable at June 30, 2020	33,458	$254.80
The number of options vested at June 30, 2020 was 33,458 with a weighted average remaining contractual life of 1.8 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at June 30, 2020.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2020, there was $1.8 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	62,817	$64.40
Granted	—	—
Vested	(16,767)	64.40
Forfeited	(5,716)	64.40
Outstanding at June 30, 2020	40,334	$64.40
Time-based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2020, there was $1.8 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.9 years.
A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	44,439	$59.71
Granted	62,534	11.98
Vested and converted	(19,129)	28.19
Forfeited	(12,035)	21.07
Outstanding at June 30, 2020	75,809	$34.42
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2020, there was unrecognized compensation cost related to unvested performance-based or market-

based restricted stock unit awards totaling $0.4 million. This cost is expected to be recognized over a weighted-average period of 1.1 years.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	23,480	$33.90
Granted	24,854	12.42
Vested and converted	(1,260)	30.89
Forfeited	(8,515)	21.24
Outstanding at June 30, 2020	38,559	$22.95

11. Stockholders’ Equity and Earnings (Loss) per Share
As of June 30, 2020, we had a total of 5,003,109 shares of common stock, $0.01 par value, outstanding. We also had 78,589 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net loss (numerator):	$(10,120)	$(12,858)	$(38,343)	$(15,231)
Loss per share:
Basic and diluted	$(2.52)	$(3.40)	$(9.87)	$(4.02)
Shares (denominator):
Weighted average common shares outstanding - basic	4,018	3,785	3,884	3,785
Weighted average common shares outstanding - diluted	4,018	3,785	3,884	3,785
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 33,458 during the three and six months ended June 30, 2020 and 33,458 during the three and six months ended June 30, 2019. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 114,368 for the three and six months ended June 30, 2020 and 72,218 for the three and six months ended June 30, 2019.

12. Income Taxes
Our effective tax rate was 0.1%, (29.1)%, 0.1%, and (2.4)% for the three and six months ended June 30, 2020 and 2019, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. In the first quarter of 2020, the rate is largely driven by the recording of a valuation allowance against the Louisiana deferred tax assets, caused by the asset impairment recorded. In the first quarter of 2019, our effective tax rate was significantly higher based on our then full year forecast of net income before taxes and the application of our estimated annual rate to our year-to-date results.  We finished 2019 with an annual effective rate of 0.2%.

13. Commitments and Contingencies
Purchase Commitments
As of June 30, 2020, we had outstanding purchase commitments to a number of suppliers totaling $0.6 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2020.
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
We made interest payments on the Term Loan Facility totaling $3.1 million, $6.3 million, $3.3 million and $6.6 million for the three and six months ended June 30, 2020 and 2019, respectively.
Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds.
On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction, and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

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
Significant Developments
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with recent production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels.

In response to these adverse market conditions, North American exploration companies, including our customers, have reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first and second quarters of 2020, and we expect demand for our products and services to continue to decline and remain low as our customers continue adjusting their operations in response to market conditions. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. As of June 30, 2020, we had six operating rigs. Based upon customer actions to date, we expect our operating rig count could fall to three to four rigs during the third quarter of 2020, and could incur potential further reductions depending on when oil supply and demand fundamentals re-balance. However, due to the lack of visibility and confidence towards customer intentions, we cannot assure you when our operating rig count will improve or that it will not remain at or fall below these levels in the future. Our current backlog of contracts stands at 4.2 average rigs during the third quarter of 2020 and 2.8 average rigs during the fourth quarter of 2020, and only one of our current drilling contracts have terms extending into 2021. As a result of this rapidly declining operating level coupled with downward pressure on dayrates we charge for our contract drilling services, we will experience corresponding reductions in revenue, operating margins and cash flows.
Due to these rapidly declining market conditions, we took the following actions in order to reduce our cost structure:
•Salary or compensation reductions for substantially all our employees, including members of executive management;
•Suspension of all cash-based incentive compensation, including all members of executive management;
•Reduced the number of executive management positions by two;
•Reduced the number of directors from seven to five, which became effective following director elections at our 2020 Annual Meeting of Stockholders;
•Annual compensation reductions for our directors; and
•Reduced headcount for non-field-based personnel by approximately 40%
Depending upon the nature and duration of the COVID-19 pandemic, the nature of containment measures taken in the future, it could have a material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.3 million of employer side social security payments in the second quarter of 2020.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In making our certification, we considered numerous factors, including (i) current market and economic conditions, including the significant declines in worldwide demand and oil prices as a result of the COVID-19 pandemic and the uncertainty and inability to predict when market conditions will stabilize and begin to improve, (ii) the actions and communications from our customers that have caused and will cause our operating rig count to fall (from a high of 22 rigs during the first quarter of 2020, to an estimated three to four rigs by the end of the third quarter of 2020 and potential further reductions depending on when oil supply and demand fundamentals rebalance and U.S. land rig counts stabilize and begin to improve), (iii) whether our current sources of liquidity, comprised of cash and cash equivalents, availability under our revolving credit facility and accordion feature under our term loan facility, would be sufficient to finance our operations and required expenditures while industry and market conditions remain distressed, (iv) our status as a micro-cap public company, and (v) our belief, after inquiry, that capital markets were not reasonably available or open to us at such time for new issuances of debt or equity. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.
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
Third Amendment to Term Loan Credit Agreement

On June 4, 2020, we entered into a Third Amendment, dated as of June 4, 2020 (the “Third Amendment”), to Credit Agreement, dated as of October 1, 2018 (the “Term Credit Loan Agreement”), to permit us, at our option, subject to required prior notice and a maximum available liquidity condition (including availability under our revolving credit agreement and available cash), to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). In connection with the amendments, we agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement.

Merger Consideration Amendment

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction, and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

Equity Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we may, from time to time, offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). Sales of the Shares, under the Agreement are made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

The Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the Agreement, we will pay the Agent a commission equal to 3% of the gross sales price of the Shares sold.

We plan to use the net proceeds from any sales pursuant to the Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures. During June 2020, we raised gross proceeds of $7.3 million from the sale of 1,192,566 shares in the offering. We raised another $0.6 million of gross proceeds in the first week of July 2020.

We believe the aforementioned actions, in combination with our other sources of liquidity, will provide sufficient liquidity to finance our operations for twelve months post issuance of these consolidated financial statements.

Asset Impairment, net

As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We did not record any asset impairment during the three months ended June 30, 2020. Due to the uncertainty around the COVID-19 pandemic and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

In June 2019, in light of the softening demand for contract drilling services, our management approved the impairment of certain drilling equipment on our SCR rigs. Management determined that these rigs could not be competitively marketed in the current environment as SCR rigs and that the rigs will be marketed in the future as AC rigs after conversion to AC pad-optimal status. The SCR rigs were removed from our marketed fleet and their conversions to AC pad-optimal specifications will not be made until market conditions improve. Due to the high volume of idle SCR drilling equipment on the market, management did not believe that the SCR drilling equipment could be sold for a material amount in the existing market environment. Therefore, as of June 30, 2019 we reduced property, plant and equipment on our consolidated balance sheet by $3.1 million and recorded $3.1 million of asset impairment expense.

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
How We Evaluate our Operations
We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:
•Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
•Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
•Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
•Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and rig construction costs are excluded from this measure.
•Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations
The following summarizes our financial and operating data for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$21,381	$52,879	$59,875	$113,237
Costs and expenses
Operating costs	14,095	37,453	44,324	76,786
Selling, general and administrative	3,544	3,008	7,305	7,553
Severance and merger-related expenses	—	1,287	1,076	2,368
Depreciation and amortization	11,055	11,371	22,571	22,684
Asset impairment, net	—	5,855	16,619	7,873
(Gain) loss on disposition of assets, net	(836)	18	(882)	3,238
Other expense	—	255	—	255
Total cost and expenses	27,858	59,247	91,013	120,757
Operating loss	(6,477)	(6,368)	(31,138)	(7,520)
Interest expense	(3,654)	(3,592)	(7,258)	(7,353)
Loss before income taxes	(10,131)	(9,960)	(38,396)	(14,873)
Income tax (benefit) expense	(11)	2,898	(53)	358
Net loss	$(10,120)	$(12,858)	$(38,343)	$(15,231)

Other financial and operating data
Number of marketed rigs (end of period) (1)	29	30	29	30
Rig operating days (2)	834	2,330	2,572	5,058
Average number of operating rigs (3)	9.2	25.6	14.1	27.9
Rig utilization (4)	31.6%	83.7%	48.8%	89.3%
Average revenue per operating day (5)	$19,741	$20,868	$19,796	$20,807
Average cost per operating day (6)	$12,741	$14,155	$14,030	$13,695
Average rig margin per operating day	$7,000	$6,713	$5,766	$7,112
(1) Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete.
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
(5) Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $2.7 million and $3.7 million during the three months ended June 30, 2020 and 2019, respectively, and $6.8 million and $6.4 million during the six months ended June 30, 2020 and 2019, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder merger of $46.0 thousand and $1.1 million during the three and six months ended June 30, 2019, respectively, and (iii) early termination revenues of $2.2 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $0.5 million during the three and six months ended June 30, 2020 and 2019, respectively. The three and six months ended June 30, 2020 did not include any intangible revenue.

(6) Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $2.7 million and $3.7 million during the three months ended June 30, 2020 and 2019, respectively, and $6.8 million and $6.4 million during the six months ended June 30, 2020 and 2019, respectively, and (ii) overhead costs expensed due to reduced rig upgrade activity of $0.4 million and $0.7 million during the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.0 million during the six months ended June 30, 2020 and 2019, respectively, and (iii) rig decommissioning costs associated with stacking deactivated rigs of $0.3 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenues
Revenues for the three months ended June 30, 2020 were $21.4 million, representing a 59.6% decrease as compared to revenues of $52.9 million for the three months ended June 30, 2019. This decrease was attributable to a decrease in operating days to 834 days as compared to 2,330 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a revenue per operating day basis, which excludes the impact of intangible revenues, our revenue per day decreased by 5.4% to $19,741 during the three months ended June 30, 2020, as compared to revenue per day of $20,868 for the three months ended June 30, 2019. This decrease in revenue per day was the result of declining dayrates as compared to the prior year quarter.
Operating Costs
Operating costs for the three months ended June 30, 2020 were $14.1 million, representing a 62.4% decrease as compared to operating costs of $37.5 million for the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in operating days to 834 days as compared to 2,330 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a cost per operating day basis, our cost decreased to $12,741 per day during the three months ended June 30, 2020, representing an 10.0% decrease compared to cost per operating day of $14,155 for the three months ended June 30, 2019. This decrease was primarily attributable to cost reduction activities instituted at the beginning of the second quarter of 2020 as well as increased labor costs associated with inefficiencies and transitory downtime during the first quarter of 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended June 30, 2020 were $3.5 million, representing a 17.8% increase as compared to selling, general and administrative expense of $3.0 million for the three months ended June 30, 2019. This increase as compared to the prior year comparable quarter primarily relates to costs of approximately $0.8 million relating to maintaining certain employees on a furlough basis during the second quarter of 2020, partially offset by various cost cutting initiatives that were implemented at the beginning of the second quarter of 2020.
Severance and Merger-related Expenses
No severance or merger-related expenses were recorded during the second quarter of 2020. Merger-related expenses of $1.3 million were recorded for the three months ended June 30, 2019, primarily comprised of severance, professional fees and other merger-related expenses. We did not incur any severance or merger-related expenses during the three months ended June 30, 2020.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2020 was $11.1 million, representing a 2.8% decrease compared to depreciation and amortization expense of $11.4 million for the three months ended June 30, 2019. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2019 and the first quarter of 2020.
Asset Impairment, net
We did not record any asset impairment during the three months ended June 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
For the three months ended June 30, 2019, we recorded an impairment of $5.9 million to reflect (i) a $3.1 million impairment of non-marketable SCR drilling equipment on rigs, (ii) a $1.1 million impairment of drilling assets sold at auction, (iii) a $0.2 million impairment of real property acquired in the Sidewinder Merger and (iv) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.

(Gain) Loss on Disposition of Assets, net
A gain on the disposition of assets totaling $836.0 thousand was recorded for the three months ended June 30, 2020 compared to a loss on the disposition of assets totaling $18.0 thousand in the prior year comparable quarter. In the current year quarter, the gain relates to the sale of miscellaneous drilling equipment. The loss in the prior year comparable quarter primarily related to a loss on the sale of the Galayda Facility of $157.8 thousand offset by a gain on the sale of certain drilling equipment of $139.7 thousand.

Interest Expense
Interest expense for the three months ended June 30, 2020 was $3.7 million, as compared to $3.6 million for the three months ended June 30, 2019.
Income Tax (Benefit) Expense
Income tax benefit recorded for the three months ended June 30, 2020 amounted to $11.0 thousand as compared to income tax expense of $2.9 million for the three months ended June 30, 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 were 0.1% and (29.1)%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax. In the first quarter of 2020, the rate is largely driven by the recording of a valuation allowance against the Louisiana deferred tax assets, caused by the asset impairment recorded. In the second quarter of 2019, the significant change in the expected effective tax rate for the year was the result of downward revisions in our financial forecasts for 2019.  We finished 2019 with an annual effective rate of 0.2%.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

Revenues for the six months ended June 30, 2020 were $59.9 million, representing a 47.1% decrease compared to revenues of $113.2 million for the six months ended June 30, 2019. This decrease was attributable to a decrease in operating days to 2,572 days as compared to 5,058 days in the prior year period. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the "OPEC+" group. On a revenue per operating day basis, our revenue per day decreased by 4.9% to $19,796 during the six months ended June 30, 2020, as compared to revenue per day of $20,807 for the six months ended June 30, 2019. This decrease in revenue per day was the result of declining dayrates as compared to the prior year period.

Operating Costs

Operating costs for the six months ended June 30, 2020 were $44.3 million, representing a 42.3% decrease compared to operating costs of $76.8 million for the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in operating days to 2,572 days compared to 5,058 days in the prior year period. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the "OPEC+" group. On a cost per operating day basis, cost increased to $14,030 per day during the six months ended June 30, 2020, representing a 2.4% increase compared to cost per operating day of $13,695 for the six months ended June 30, 2019, excluding decommissioning costs. This increase was primarily attributable to increased labor costs associated with inefficiencies and transitory downtime resulting from rig releases and the reduction of operating rigs during the current period.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2020 were $7.3 million, representing a 3.3% decrease compared to selling, general and administrative expenses of $7.6 million for the six months ended June 30, 2019. This decrease as compared to the prior year period primarily relates to lower cash incentive pay, travel, training and professional fees in the current period.

Severance and Merger-related Expenses

Severance expense of $1.1 million was recorded for the six months ended June 30, 2020 in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.

Merger-related expenses of $2.4 million were recorded for the six months ended June 30, 2019, primarily comprised of severance, professional fees and other merger-related expenses.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020 was $22.6 million, representing a 0.5% decrease compared to depreciation and amortization expense of $22.7 million for the six months ended June 30, 2019. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2019 and the first quarter of 2020.

Asset Impairment, net

As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update," we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We did not record any asset impairment during the three months ended June 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

Asset impairment expense of $7.9 million was recorded for the six months ended June 30, 2019 comprised of (i) a $3.1 million impairment of non-marketable SCR drilling equipment, (ii) a $3.3 million impairment of assets sold at auction, (iii) a $0.2 million impairment of real property acquired in the Sidewinder Merger and (iv) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $882.0 thousand was recorded for the six months ended June 30, 2020 compared to a loss on the disposition of assets totaling $3.2 million in the prior year period. In the current year period, the gain relates to the sale of miscellaneous drilling equipment. In the prior year period, the loss relates primarily to the sale of certain surplus assets, acquired in the Sidewinder Merger, at auctions during the prior year period.

Other Expense

Other expense was $0.3 million for the six months ended June 30, 2019, related to the settlement of a lawsuit.

Interest Expense

Interest expense for six months ended June 30, 2020 was $7.3 million, as compared to $7.4 million for the six months ended June 30, 2019.

Income Tax (Benefit) Expense

Income tax benefit recorded for the six months ended June 30, 2020 amounted to $53.0 thousand as compared to income tax expense of $0.4 million for the six months ended June 30, 2019. Our effective tax rates for the six months ended June 30, 2020 and 2019 were 0.1% and (2.4)%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Liquidity and Capital Resources
Our liquidity at June 30, 2020 consisted of cash on hand of $17.4 million, $9.2 million of availability under our revolving credit facility and $15 million available under the accordion feature of our term loan facility. As a result of the extreme and rapid nature of the decline in market conditions caused by the COVID-19 pandemic, our liquidity and capital resources are being impaired and will continue to be impaired until market conditions stabilize and improve. Currently, we expect our operating rig count to fall to a low of three to four rigs during the third quarter of 2020. In addition, due to the lack of visibility and confidence towards customer intentions, we cannot assure you when our operating rig count will improve or that it will not remain at or fall below these levels in the future. Because availability under our revolving credit facility is determined based upon a borrowing base tied to eligible accounts receivable, the amount we are able to borrow under our revolving credit facility is expected to decline as our accounts receivable balances fall in proportion to our reduction in operating activity. Looking forward past June 30, 2020, we currently estimate that required non-operating cash payments for interest under our credit facilities, maintenance capital expenditures and finance lease payments will approximate $15.3 million for the next 12 months. Because our cash flows from operations will be materially impacted by operating declines caused by the COVID-19 pandemic, we may be required to draw down funds pursuant to the $15 million accordion feature under our term loan to meet required non-operating expenditures and if necessary to fund operations. In the second quarter of 2020, we entered into the $10 million PPP Loan pursuant to the Paycheck Protection Program (the “PPP”). We will use the proceeds of the loan for payroll costs, rent, utilities, mortgage interests, and other permitted purposes. Additionally, we modified the term loan credit agreement to elect to pay accrued and unpaid interest in kind; we amended the Merger Consideration Agreement to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction; and entered into the equity distribution agreement in order to raise additional proceeds from the sale of our stock (see “Significant Developments” for additional information). We currently believe that these sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.
Net Cash Provided By Operating Activities
Cash provided by operating activities was $9.0 million for the six months ended June 30, 2020 compared to cash provided by operating activities of $20.0 million during the same period in 2019. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2020 were lower as a result of an increase in net loss of $23.1 million, adjusted for non-cash items, of $39.7 million for the six months ended June 30, 2020 compared to $35.3 million for non-cash items during the same period in 2019. Additionally, working capital changes increased cash flows from operating activities by $7.7 million for the six months ended June 30, 2020 compared to a reduction of cash flows of $0.1 million during the same period in 2019.
Net Cash Used In Investing Activities
Cash used in investing activities was $11.0 million for the six months ended June 30, 2020 compared to cash used in investing activities of $18.4 million during the same period in 2019. During the first six months of 2020, cash payments of $12.1 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.0 million and the collection of principal on a note receivable of $0.1 million. During the 2019 period, cash payments of $23.3 million for capital expenditures were offset by insurance proceeds of $1.0 million and proceeds from the sale of property, plant and equipment of $3.9 million.
Net Cash Provided by (Used In) Financing Activities
Cash provided by financing activities was $14.2 million for the six months ended June 30, 2020 compared to cash used in financing activities of $3.5 million during the same period in 2019. During the first six months of 2020, we made borrowings under our revolving credit facility of $11.0 million, PPP Loan proceeds of $10.0 million and proceeds from the issuance of common stock through our ATM transaction of $7.3 million. These proceeds were offset by repayments under our revolving credit facility of $11.0 million, common stock issuance costs of $0.5 million, the purchase of treasury stock of $66.0 thousand, restricted stock unit’s withheld for taxes paid of $79.0 thousand and payments for finance lease obligations of $2.5 million. During the first six months of 2019 we made borrowings under our revolving credit facility of $2.5 million. These proceeds were offset by repayments under our revolving credit facility of $5.1 million, common stock issuance costs of $0.2 million and payments for finance lease obligations of $0.8 million.

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
The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 23% of the outstanding shares of the Company’s common stock.
In July 2019, we revised our credit agreement to explicitly permit the repurchase of equity interests by the company pursuant to the stock purchase program that was approved by our Board of Directors.
In June 2020, we revised our credit agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term loan and as a long-term payable on our consolidated balance sheets, as of June 30, 2020. The additional amount will be amortized as interest expense over the term of the Term Loan Credit Facility.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of June 30, 2020.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of June 30, 2020, the weighted-average interest rate on our borrowings was 8.93%.  At June 30, 2020, the borrowing base under our ABL Credit Facility was $9.6 million, and we had $9.2 million of availability remaining of our $40.0 million commitment on that date.
In addition, on April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the PPP, sponsored by the SBA as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period ending October 13, 2020. Interest on the PPP Loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company's headcount during the period from January 1, 2020 to February 15, 2020.
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
As a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We have not identified any additional triggering event and did not record any asset impairment during the three months ended June 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

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
On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of June 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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
Interest Rate Risk
Total long-term debt at June 30, 2020 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 8.93%. As a result, our annual interest cost in 2020 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 9.83%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2020; however, there are no assurances that possible rate changes would be limited to such amounts.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
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
Given the nature and significance of the COVID-19 pandemic on demand for oil, and the uncertainty regarding the length of this impact, our business is subject to substantial risks outside of our control, which include, but are not limited to:
•disruption to our supply chain for equipment, supplies and materials essential to our business;
•notices from customers or suppliers arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•reductions in our borrowing base under our revolving line of credit related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•a need to preserve liquidity, which could result in reductions or delays to planned maintenance capital expenditures or failure to pursue other business opportunities;
•actions by the lenders under our revolving credit facility that additional borrowings will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;
•actions by the lenders under our term loan that additional borrowings pursuant to our $15 million term loan accordion will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;
•our ability to comply with minimum liquidity and springing fixed charge coverage ratio covenants contained in our credit facilities;
•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•additional reductions to our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•additional asset impairments, including an impairment of the carrying value of our assets as demand for our contract drilling services decreases;
•infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate; and
•changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states in our target markets or other jurisdictions, that may result in additional limits on demand for our contract drilling services.

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
During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Since that time, market deterioration caused by COVID-19 has caused our customers to reduce drilling activity, which has resulted in our operating rig count to begin to rapidly decline. Currently, based upon customer actions to date, we would expect our operating rig count to fall to three to four rigs during the third quarter of 2020, however, due to the lack of visibility and confidence towards customer intentions, we cannot assure you when our operating rig count will improve or that our operating rig count will not fall below these levels. For example, our current backlog of contracts stands at 4.2 average rigs during the third quarter of 2020 and 2.8 average rigs during the fourth quarter of 2020, and only one of our current drilling contracts have terms extending into 2021. We also cannot assure you if or when market conditions will improve and if or when our operating rig count will begin to improve or reach pre-COVID-19 levels. Maintaining a low operating rig count for a prolonged period with no improvement later in 2020 or in 2021 could have materially adverse effect on our business, liquidity, results of operations and financial condition.
Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, we expect our cash flows from operations to decrease dramatically, which could have a material adverse effect on our business, liquidity, results of operations and financial condition.
As a result of the ongoing decline in our operating rig count and associated dayrate pressure and margin contraction in the current oil and gas operating environment we expect that our cash flows from operations will decrease dramatically, and that we will need to draw on our existing sources of available liquidity until market conditions begin to improve in order to maintain operations and make required non-operating expenditures. Current sources of liquidity at June 30, 2020 include $17.4 million of cash, $9.2 million of availability under our revolving credit facility and $15 million available under our term loan accordion. We currently believe that these sources of liquidity are sufficient to fund or operations for the next twelve months, but this assumes that our operating rig count will increase from June 30, 2020 levels during the remainder of 2020 and first half of 2021. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry, we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels. As a result, we cannot assure that our current sources of financial liquidity will be sufficient to fund our operations, and any failure to do so could have a material adverse effect on our business, liquidity, results of operations and financial condition.
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

Under New York Stock Exchange listing requirements, in order to maintain our listing status we are required to maintain at all times a minimum 30-day trading public market capitalization of $15 million.  Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard.  In response to the substantial negative impact the COVID-19 pandemic has caused, the New York Stock Exchange granted a temporary waiver from compliance with this standard through June 30, 2020.  As of July 31, 2020, we estimated that our 30-day average public float was approximately $18.7 million.  Because we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels, we cannot assure you that our common stock will remain listed on the New York Stock Exchange , which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million. This program has been suspended until market conditions substantially improve. As a result, no shares were repurchased during the second quarter of 2020.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Equity Distribution Agreement, dated June 5, 2020, between Independent Contract Drilling, Inc. and Piper Sandler & Co. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on June 5, 2020.)

10.2
Letter Agreement re Mechanical Rig Net Proceeds, dated as of June 4, 2020, between Independence Contract Drilling, Inc. and MSD Credit Opportunity Master Fund, L.P., as Members’ Representative and Representative. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on June 5, 2020.)

10.3
Third Amendment, dated as of June 4, 2020, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association, as Agent. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on June 5, 2020.)

10.4	Paycheck Protection Program Note dated April 27, 2020. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 7, 2020.)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

* Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE CONTRACT DRILLING, INC.
By:	/s/ J. Anthony Gallegos, Jr.
	Name:	J. Anthony Gallegos, Jr.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Philip A. Choyce
	Name:	Philip A. Choyce
	Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ Katherine Kokenes
	Name:	Katherine Kokenes
	Title:	Chief Accounting Officer (Principal Accounting Officer)
Date: August 4, 2020