Form 10-Q
period 2020-09-30
Independence Contract Drilling, Inc.
filed 2020-11-03
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
    6,175,818 shares of the registrant’s Common Stock were outstanding as of November 2, 2020.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$18,813	$5,206
Accounts receivable, net	9,316	35,834
Inventories	1,162	2,325
Assets held for sale	1,700	8,740
Prepaid expenses and other current assets	3,725	4,640
Total current assets	34,716	56,745
Property, plant and equipment, net	418,557	457,530
Other long-term assets, net	2,444	2,726
Total assets	$455,717	$517,001
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,141	$3,685
Accounts payable	3,595	22,674
Accrued liabilities	10,438	16,368
Merger consideration payable to an affiliate	—	3,022
Current portion of contingent consideration	—	2,814
Total current liabilities	17,174	48,563
Long-term debt	143,440	134,941
Merger consideration payable to an affiliate	2,902	—
Deferred income taxes, net	568	652
Other long-term liabilities	1,912	1,249
Total liabilities	165,996	185,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 6,245,298 and 3,876,196 shares issued, respectively, and 6,166,720 and 3,812,050 shares outstanding, respectively	62	38
Additional paid-in capital	517,540	505,831
Accumulated deficit	(223,968)	(170,426)
Treasury stock, at cost, 78,589 shares and 64,146 shares, respectively	(3,913)	(3,847)
Total stockholders’ equity	289,721	331,596
Total liabilities and stockholders’ equity	$455,717	$517,001

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$10,224	$45,073	$70,099	$158,310
Costs and expenses
Operating costs	8,663	34,246	52,987	111,032
Selling, general and administrative	2,796	3,755	10,101	11,308
Severance and merger-related expenses	—	320	1,076	2,688
Depreciation and amortization	10,767	11,154	33,338	33,838
Asset impairment	—	1,966	16,619	9,839
(Gain) loss on disposition of assets, net	(326)	265	(1,208)	3,503
Other expense	—	122	—	377
Total costs and expenses	21,900	51,828	112,913	172,585
Operating loss	(11,676)	(6,755)	(42,814)	(14,275)
Interest expense	(3,554)	(3,560)	(10,812)	(10,913)
Loss before income taxes	(15,230)	(10,315)	(53,626)	(25,188)
Income tax (benefit) expense	(31)	232	(84)	590
Net loss	$(15,199)	$(10,547)	$(53,542)	$(25,778)
Loss per share:
Basic and diluted	$(2.67)	$(2.80)	$(11.91)	$(6.82)
Weighted average number of common shares outstanding:
Basic and diluted	5,703	3,770	4,495	3,780

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851
Restricted stock forfeiture	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	6,711	—	(52)	—	—	(52)
Issuance of common stock, net of offering costs	1,192,566	12	6,789	—	—	6,801
Stock-based compensation	—	—	290	—	—	290
Net loss	—	—	—	(10,120)	—	(10,120)
Balances at June 30, 2020	5,003,109	$50	$513,402	$(208,769)	$(3,913)	$300,770
Issuance of common stock, net of offering costs	1,163,611	12	3,444	—	—	3,456
Stock-based compensation	—	—	694	—	—	694
Net loss	—	—	—	(15,199)	—	(15,199)
Balances at September 30, 2020	6,166,720	$62	$517,540	$(223,968)	$(3,913)	$289,721

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2018	3,853,909	$39	$504,178	$(109,638)	$(3,046)	$391,533
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	387	—	—	387
Net loss	—	—	—	(2,373)	—	(2,373)
Balances at March 31, 2019	3,853,909	$39	$504,388	$(112,011)	$(3,046)	$389,370
Restricted stock forfeiture	(6,478)	—	—	—	—	—
Stock-based compensation	—	—	416	—	—	416
Net loss	—	—	—	(12,858)	—	(12,858)
Balances at June 30, 2019	3,847,431	$39	$504,804	$(124,869)	$(3,046)	$376,928
Purchase of treasury stock	(14,344)	—	(2)	—	(326)	(328)
Stock-based compensation	—	—	582	—	—	582
Net loss	—	—	—	(10,547)	—	(10,547)
Balances at September 30, 2019	3,833,087	$39	$505,384	$(135,416)	$(3,372)	$366,635

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(53,542)	$(25,778)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	33,338	33,838
Asset impairment	16,619	9,839
Stock-based compensation	1,554	1,385
(Gain) loss on disposition of assets, net	(1,208)	3,503
Deferred income taxes	(84)	590
Amortization of deferred financing costs	709	610
Bad debt expense (recovery)	16	(42)
Changes in operating assets and liabilities
Accounts receivable	26,985	9,265
Inventories	(7)	(586)
Prepaid expenses and other assets	660	3,330
Accounts payable and accrued liabilities	(17,948)	(8,786)
Net cash provided by operating activities	7,092	27,168
Cash flows from investing activities
Purchases of property, plant and equipment	(12,688)	(34,974)
Proceeds from the sale of assets	2,445	7,806
Proceeds from insurance claims	—	1,000
Collection of principal on note receivable	145	—
Net cash used in investing activities	(10,098)	(26,168)
Cash flows from financing activities
Borrowings under Revolving Credit Facility	11,038	2,511
Repayments under Revolving Credit Facility	(11,038)	(5,077)
Borrowings under PPP Loan	10,000	—
Proceeds from issuance of common stock	10,978	—
Common stock issuance costs	(721)	(177)
Purchase of treasury stock	(66)	(328)
RSUs withheld for taxes	(79)	—
Financing costs paid under Term Loan Facility	—	(5)
Financing costs paid under Revolving Credit Facility	—	(22)
Payments for finance lease obligations	(3,499)	(1,003)
Net cash provided by (used in) financing activities	16,613	(4,101)
Net increase (decrease) in cash and cash equivalents	13,607	(3,101)
Cash and cash equivalents
Beginning of period	5,206	12,247
End of period	$18,813	$9,146

	Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,275	$10,496
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(7,488)	$(1,320)
Additions to property, plant and equipment through finance leases	$3,326	$2,181
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(1,504)	$(141)
Transfer of assets from held and used to held for sale	$—	$(5,327)
Transfer from inventory to fixed assets	$—	$(357)

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

COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. In July 2020, OPEC+ agreed to taper oil production cuts, which will reduce production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels. As of October 26, 2020, the WTI spot price was $38.39.
In response to these adverse market conditions, North American exploration companies, including our customers, have reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first and second quarters of 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of the third quarter 2020. As of September 30, 2020, we had six operating rigs and we have reactivated two additional rigs as of October 31, 2020. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or if our operating rig count will continue to improve in the future. Our current backlog of contracts with original terms of six months or longer stands at 4.4 average rigs during the fourth quarter of 2020, including two contracts expiring at the end of 2020 that have higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, we do expect to see our average revenue per day decline as a greater portion of our revenues are generated from rigs operating at prevailing spot rates as our two remaining higher dayrate contracts expire at the end of 2020.

Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past due excluded from consideration. As a result, a continued reduction in the utilization of our rigs or delays in payment or payment defaults by any of our customers will continue to have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have on our lenders’ ability to meet their commitments to us, and any failure to do so would have a material adverse effect on our liquidity and financial position.
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
Depending upon the nature and duration of the COVID-19 pandemic and the nature of containment measures taken in the future, it could have a continued material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.5 million of employer side social security payments during the nine months ended September 30, 2020.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower's loan forgiveness covered period. We intend to apply for forgiveness and we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.
We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue; or when, or if, oil and gas prices and demand for our contract drilling services will decline, continue to improve or return to pre-COVID-19 levels. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks, many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.
The CARES Act did not have a material impact on our income taxes.  Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.
Third Amendment to Term Loan Credit Agreement

On June 4, 2020, we entered into a Third Amendment, dated as of June 4, 2020 (the “Third Amendment”), to the Credit Agreement, dated as of October 1, 2018 (the “Term Credit Loan Agreement”), to permit us, at our option, subject to required prior notice and a maximum available liquidity condition (including availability under our revolving credit agreement and available cash), to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). In connection with the amendments, we agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement.

Merger Consideration Amendment

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction (the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

ATM Offering

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). We began offering shares under this program during the second quarter of 2020 and completed this offering process during the third quarter of 2020, raising $11 million of gross proceeds and issuing an aggregate of 2.4 million shares at an average gross offering price of $4.66 per share.

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
Interim results for the three and nine months ended September 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

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
Asset Impairment
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We have not identified any additional triggering event and did not record any asset impairment during the three months ended June 30, 2020 or September 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge of $2.3 million, which represented the impairment of 100% of our previously recorded goodwill. In June 2019, we reduced property, plant and equipment on our consolidated balance sheet by $3.1 million and recorded $3.1 million of asset impairment expense for certain drilling equipment on our silicon-controlled rectifier (“SCR”) rigs. Additionally, in the first and second quarters of 2019, we reduced property, plant and equipment on our consolidated balance sheet by $2.3 million and $1.7 million, respectively, and recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment and reduced assets held for sale on our consolidated balance sheet by $1.2 million and recorded $1.2 million of asset impairment expense related to miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of September 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

3.    Sidewinder Merger
We completed the merger with Sidewinder Drilling LLC (“Sidewinder”) on October 1, 2018 (the “Sidewinder Merger”).
During the three and nine months ended September 30, 2019 we recorded $0.3 million and $2.7 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses. There were no merger expenses recorded during the three and nine months ended September 30, 2020.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$153	$127	$456	$376
Short-term lease expense	374	1,480	2,300	3,907
Variable lease expense	65	92	294	363

Finance lease expense:
Amortization of right-of-use assets	$285	$273	$997	$852
Interest expense on lease liabilities	228	41	680	120
Total finance lease expense	513	314	1,677	972
Total lease expense	$1,105	$2,013	$4,727	$5,618

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$469	$357
Operating cash flows from finance leases	$672	$115
Financing cash flows from finance leases	$3,499	$1,003

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$252	$1,205
Finance leases	$3,326	$2,181
Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Operating leases:
Other long-term assets, net	$928	$1,033

Accrued liabilities	$571	$475
Other long-term liabilities	937	1,250
Total operating lease liabilities	$1,508	$1,725

Finance leases:
Property, plant and equipment	$14,549	$14,375
Accumulated depreciation	(851)	(1,425)
Property, plant and equipment, net	$13,698	$12,950

Current portion of long-term debt	$3,141	$3,685
Long-term debt	6,343	7,472
Total finance lease liabilities	$9,484	$11,157

Weighted-average remaining lease term
Operating leases	2.8 years	3.6 years
Finance leases	2.2 years	2.7 years

Weighted-average discount rate
Operating leases	8.14%	8.07%
Finance leases	9.02%	7.64%

Maturities of lease liabilities at September 30, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$193	$972
2021	625	3,846
2022	451	5,138
2023	370	262
2024	47	—
Thereafter	—	—
Total cash lease payment	1,686	10,218
Add: expected residual value	—	564
Less: imputed interest	(178)	(1,298)
Total lease liabilities	$1,508	$9,484

5.     Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Dayrate drilling	$8,367	$39,894	$59,255	$144,478
Mobilization	300	2,010	2,753	4,447
Reimbursables	404	2,795	4,743	7,349
Early termination	1,153	314	3,348	815
Capital modification	—	43	—	115
Intangible	—	—	—	1,079
Other	—	17	—	27
Total revenue	$10,224	$45,073	$70,099	$158,310
The following table provides information about receivables and contract liabilities related to contracts with customers. We had no contract assets as of September 30, 2020 or December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Receivables, which are included in “Accounts receivable, net”	$8,514	$35,378
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(212)	$(311)
Significant changes in the contract liabilities balance during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue recognized that was included in contract liabilities at beginning of period	$—	$47	$311	$1,352
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$(212)	$428	$(212)	$(233)
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2020	2021	2022	2023
Revenue	$179	$33	$—	$—

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

Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.4 million and $0.1 million on our consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, contract costs increased by $0.6 million and $1.8 million, respectively, and we amortized $0.2 million and $1.5 million of contract costs, respectively. During the three and nine months ended September 30, 2019, contract costs increased by $0.2 million and $1.7 million, respectively, and we amortized $1.0 million and $2.6 million of contract costs, respectively.

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
The fair value of our long-term debt and merger consideration payable to an affiliate are determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 28.0%. The following table summarizes the carrying value and fair value of our long-term debt and merger consideration payable to an affiliate as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$83,487	$130,000	$138,567
Revolving Credit Facility	$—	$—	$—	$—
PPP Loan	$10,000	$7,344	$—	$—
Merger consideration payable to an affiliate	$2,902	$2,991	$3,022	$3,022

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

7.    Inventories
All of our inventory as of September 30, 2020 and December 31, 2019 consisted of supplies held for use in our drilling operations. In the first quarter of 2020, we impaired $1.2 million of inventory deemed to have zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19.

8.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued salaries and other compensation	$1,169	$3,500
Insurance	1,636	2,861
Deferred revenues	212	701
Property and other taxes	2,373	4,716
Interest	3,072	3,244
Operating lease liability - current	571	475
Other (1)	1,405	871
	$10,438	$16,368

(1) Accrued Liabilities - Other includes $0.8 million in accrued severance, as of September 30, 2020, in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.

9.    Long-term Debt
Our long-term debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Term Loan Facility due October 1, 2023	$130,000	$130,000
PPP Loan	10,000	—
Finance lease obligations	9,484	11,157
	149,484	141,157
Less: current portion of finance leases	(3,141)	(3,685)
Less: Term Loan Facility deferred financing costs	(2,903)	(2,531)
Long-term debt	$143,440	$134,941

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
At our election, interest under the Term Loan Facility is determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.
The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2020.

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

In July 2019, we revised our Term Loan Credit Agreement to explicitly permit the repurchase of equity interests by the Company pursuant to the stock purchase program that was approved by our Board of Directors.

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount will be amortized as interest expense over the term of the Term Loan Facility.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2020.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of September 30, 2020, the weighted-average interest rate on our borrowings was 8.50%.  At September 30, 2020, the borrowing base under our ABL Credit Facility was $5.5 million, and we had $5.2 million of availability remaining of our $40.0 million commitment on that date.

On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company's headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower's loan forgiveness covered period. While there can be no assurance that such PPP loan can be forgiven, we intend to apply for forgiveness and we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.

10.    Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2020, approximately 105,055 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized:
Restricted stock and restricted stock units	$694	$582	$1,554	$1,385
Total stock-based compensation	$694	$582	$1,554	$1,385
No stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2020 or 2019.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the nine months ended September 30, 2020 or 2019.

A summary of stock option activity and related information for the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2020	33,458	$254.80
Exercisable at September 30, 2020	33,458	$254.80
The number of options vested at September 30, 2020 was 33,458 with a weighted average remaining contractual life of 1.5 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at September 30, 2020.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.
Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2020, there was $1.7 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	62,817	$64.40
Granted	—	—
Vested	(16,767)	64.40
Forfeited	(5,716)	64.40
Outstanding at September 30, 2020	40,334	$64.40
Time-based Restricted Stock Units
We have granted three-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2020, there was $1.2 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	44,439	$59.71
Granted	64,914	12.96
Vested and converted	(17,392)	33.06
Forfeited	(16,152)	19.21
Outstanding at September 30, 2020	75,809	$34.42
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2020, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.3 million. This cost is expected to be recognized over a weighted-average period of 1.0 years.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	23,480	$33.90
Granted	24,854	12.42
Vested and converted	(1,260)	30.89
Forfeited	(8,515)	21.24
Outstanding at September 30, 2020	38,559	$22.95

11.    Stockholders’ Equity and Earnings (Loss) per Share
As of September 30, 2020, we had a total of 6,166,720 shares of common stock, $0.01 par value, outstanding. We also had 78,589 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net loss (numerator):	$(15,199)	$(10,547)	$(53,542)	$(25,778)
Loss per share:
Basic and diluted	$(2.67)	$(2.80)	$(11.91)	$(6.82)
Shares (denominator):
Weighted average common shares outstanding - basic	5,703	3,770	4,495	3,780
Weighted average common shares outstanding - diluted	5,703	3,770	4,495	3,780

For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 33,458 during the three and nine months ended September 30, 2020 and 33,458 during the three and nine months ended September 30, 2019. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 114,368 for the three and nine months ended September 30, 2020 and 72,218 for the three and nine months ended September 30, 2019.

12.    Income Taxes
Our effective tax rate was 0.2%, (2.2)%, 0.2%, and (2.3)% for the three and nine months ended September 30, 2020 and 2019, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

13.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2020, we had outstanding purchase commitments to a number of suppliers totaling $0.4 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2020.
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
We made interest payments on the Term Loan Facility totaling $2.9 million, $9.2 million, $3.3 million and $9.9 million for the three and nine months ended September 30, 2020 and 2019, respectively.
Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds.
On June 4, 2020, we entered into a letter agreement with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the merger consideration payable to an affiliate of $2.9 million (see “Merger Consideration Amendment” in Note 1 “Nature of Operations”). The merger consideration payable to an affiliate was previously payable in the second quarter of 2020. As of September 30, 2020, accrued interest payable to MSD Credit Opportunity Master Fund, L.P. was $0.2 million.

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

Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs. Our first rig began drilling in May 2012. On October 1, 2018, we completed a merger with Sidewinder Drilling LLC (“Sidewinder”). As a result of this merger, we more than doubled our operating fleet and personnel.
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
Significant Developments
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. As of October 26, 2020, the WTI spot price was $38.39. In July 2020, OPEC+ agreed to taper oil production cuts, which will reduce production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, therefore we cannot predict when worldwide demand for oil will stabilize and if or when it will begin to improve or reach pre-COVID-19 levels.

In response to these adverse market conditions, North American exploration companies, including our customers, have reduced planned capital expenditures and drilling activity. As a result, demand for our products and services began to rapidly decline late in the first and second quarters of 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of the third quarter 2020. As of September 30, 2020, we had six operating rigs and we have reactivated two additional rigs as of October 31, 2020. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or if our operating rig count will continue to improve in the future. Our current backlog of contracts with original terms of six months or longer stands at 4.4 average rigs during the fourth quarter of 2020, including two contracts expiring at the end of 2020 that have higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, we do expect to see our average revenue per day decline as a greater portion of our revenues are generated from rigs operating at prevailing spot rates as our two remaining higher dayrate contracts expire at the end of 2020.
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
•Annual compensation reductions for our directors; and
•Reduced headcount for non-field-based personnel by approximately 40%
Depending upon the nature and duration of the COVID-19 pandemic and the nature of containment measures taken in the future, it could have a continued material adverse effect on our business, results of operations and financial condition.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.5 million of employer side social security payments during the nine months ended September 30, 2020.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower's loan forgiveness covered period. We intend to apply for forgiveness and we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.

We cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue; or when, or if, oil and gas prices and demand for our contract drilling services will decline, continue to improve or return to pre-COVID-19 levels. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks, many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.

The CARES Act did not have a material impact on our income taxes.  Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.

Assets Held for Sale

During the fourth quarter of 2020, we intend to place the remaining assets classified as held for sale at September 30, 2020 in auction. Although these assets held for sale were impaired in the first quarter of 2020 to what we believe is the fair value less cost to sell in current market conditions, we cannot provide any assurance that these assets will sell for this value and we may incur an additional impairment in the fourth quarter of 2020 related to the sale of these assets.

Third Amendment to Term Loan Credit Agreement

On June 4, 2020, we entered into a Third Amendment, dated as of June 4, 2020 (the “Third Amendment”), to the Credit Agreement, dated as of October 1, 2018 (the “Term Credit Loan Agreement”), to permit us, at our option, subject to required prior notice and a maximum available liquidity condition (including availability under our revolving credit agreement and available cash), to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). In connection with the amendments, we agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement.

Merger Consideration Amendment

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig Net Proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction (the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig Net Proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig Net Proceeds were previously payable in the second quarter of 2020.

ATM Offering

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). We began offering shares under this program during the second quarter of 2020 and completed this offering process during the third quarter of 2020, raising an aggregate $11 million of gross proceeds and issuing an aggregate of 2.4 million shares at an average gross offering price of $4.66 per share. We have used and plan to continue using the net proceeds from the sales pursuant to the Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures.

The Agreement contained customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the Agreement, we paid the Agent a commission equal to 3% of the gross sales price of the Shares sold.

Asset Impairment

As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We did not record any asset impairment during the three months ended June 30, 2020 or September 30, 2020. Due to the uncertainty around the COVID-19 pandemic and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge of $2.3 million, which represented the impairment of 100% of our previously recorded goodwill. In June 2019, we reduced property, plant and equipment on our consolidated balance sheet by $3.1 million and recorded $3.1 million of asset impairment expense for certain drilling equipment on our silicon-controlled rectifier (“SCR”) rigs. Additionally, in the first and second quarters of 2019, we reduced property, plant and equipment on our consolidated balance sheet by $2.3 million and $1.7 million, respectively, and recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment and reduced assets held for sale on our consolidated balance sheet by $1.2 million and recorded $1.2 million of asset impairment expense related to miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment.

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

During the three and nine months ended September 30, 2020, our operating costs also included approximately $0.8 million of costs associated with the reactivation of idle rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.

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

Results of Operations
The following summarizes our financial and operating data for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$10,224	$45,073	$70,099	$158,310
Costs and expenses
Operating costs	8,663	34,246	52,987	111,032
Selling, general and administrative	2,796	3,755	10,101	11,308
Severance and merger-related expenses	—	320	1,076	2,688
Depreciation and amortization	10,767	11,154	33,338	33,838
Asset impairment	—	1,966	16,619	9,839
(Gain) loss on disposition of assets, net	(326)	265	(1,208)	3,503
Other expense	—	122	—	377
Total cost and expenses	21,900	51,828	112,913	172,585
Operating loss	(11,676)	(6,755)	(42,814)	(14,275)
Interest expense	(3,554)	(3,560)	(10,812)	(10,913)
Loss before income taxes	(15,230)	(10,315)	(53,626)	(25,188)
Income tax (benefit) expense	(31)	232	(84)	590
Net loss	$(15,199)	$(10,547)	$(53,542)	$(25,778)

Other financial and operating data
Number of marketed rigs (end of period) (1)	29	29	29	29
Rig operating days (2)	460	1,943	3,032	7,001
Average number of operating rigs (3)	5.0	21.1	11.1	25.6
Rig utilization (4)	17.2%	75.6%	38.2%	85.0%
Average revenue per operating day (5)	$18,078	$20,559	$19,536	$20,738
Average cost per operating day (6)	$14,155	$14,914	$14,049	$14,034
Average rig margin per operating day	$3,923	$5,645	$5,487	$6,704
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
(5)    Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $0.8 million and $4.8 million during the three months ended September 30, 2020 and 2019, respectively, and $7.5 million and $11.2 million during the nine months ended September 30, 2020 and 2019, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder merger of $1.1 million during the nine months ended September 30, 2019, and (iii) early termination revenues of $1.2 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $3.3 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively. The three and nine months ended September 30, 2020 and the three months ended September 30, 2019 did not include any intangible revenue.

(6)    Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $0.8 million and $4.8 million during the three months ended September 30, 2020 and 2019, respectively, and $7.5 million and $11.2 million during the nine months ended September 30, 2020 and 2019, respectively, (ii) overhead costs expensed due to reduced rig upgrade activity of $0.5 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.3 million during the nine months ended September 30, 2020 and 2019, respectively, (iii) new crew training costs of $0.1 million during the three months ended September 30, 2019 and $0.2 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively, (iv) rig decommissioning costs associated with stacking deactivated rigs of $0.2 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively, and (v) rig reactivation costs of $0.8 million during the three and nine months ended September 30, 2020.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues

Revenues for the three months ended September 30, 2020 were $10.2 million, representing a 77.3% decrease as compared to revenues of $45.1 million for the three months ended September 30, 2019. This decrease was attributable to a decrease in operating days to 460 days as compared to 1,943 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a revenue per operating day basis, which excludes the impact of intangible and early termination revenues, our revenue per day decreased by 12.1% to $18,078 during the three months ended September 30, 2020, as compared to revenue per day of $20,559 for the three months ended September 30, 2019. This decrease in revenue per day was the result of declining dayrates as compared to the prior year quarter and expiration of various higher dayrate legacy contracts during the quarter.

Operating Costs

Operating costs for the three months ended September 30, 2020 were $8.7 million, representing a 74.7% decrease as compared to operating costs of $34.2 million for the three months ended September 30, 2019. This decrease was primarily attributable to a decrease in operating days to 460 days as compared to 1,943 days in the prior year comparable quarter. On a cost per operating day basis, our cost decreased to $14,155 per day during the three months ended September 30, 2020, representing an 5.1% decrease compared to cost per operating day of $14,914 for the three months ended September 30, 2019. This decrease was primarily attributable to cost reduction activities instituted at the beginning of the second quarter of 2020 as well as increased labor costs associated with inefficiencies and transitory downtime during the third quarter of 2019, as well as increased labor costs during the third quarter of 2019 associated with inefficiencies and transitory downtime.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2020 were $2.8 million, representing a 25.5% decrease as compared to selling, general and administrative expense of $3.8 million for the three months ended September 30, 2019. This decrease as compared to the prior year comparable quarter primarily relates to cost cutting initiatives that were implemented at the beginning of the second quarter of 2020.

Severance and Merger-related Expenses

No severance or merger-related expenses were recorded during the third quarter of 2020. Merger-related expenses of $0.3 million were recorded for the three months ended September 30, 2019, primarily comprised of severance, professional fees and other merger-related expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020 was $10.8 million, representing a 3.5% decrease compared to depreciation and amortization expense of $11.2 million for the three months ended September 30, 2019. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2019 and the first quarter of 2020.

Asset Impairment

We did not record any asset impairment during the three months ended September 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

We performed an impairment test during the quarter ended September 30, 2019 and recorded an impairment charge, which represented the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $0.3 million was recorded for the three months ended September 30, 2020 compared to a loss on the disposition of assets totaling $0.3 million in the prior year comparable quarter. In the current and prior year quarter, the gain and loss, respectively, related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $3.6 million for the three months endedSeptember 30, 2020 and for the three months ended September 30, 2019.

Income Tax (Benefit) Expense

Income tax benefit recorded for the three months ended September 30, 2020 amounted to $31.0 thousand as compared to income tax expense of $0.2 million for the three months ended September 30, 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 0.2% and (2.2)%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Revenues for the nine months ended September 30, 2020 were $70.1 million, representing a 55.7% decrease compared to revenues of $158.3 million for the nine months ended September 30, 2019. This decrease was attributable to a decrease in operating days to 3,032 days as compared to 7,001 days in the prior year period. The decrease in operating days was primarily attributable to the current drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the "OPEC+" group. On a revenue per operating day basis, our revenue per day decreased by 5.8% to $19,536 during the nine months ended September 30, 2020, as compared to revenue per day of $20,738 for the nine months ended September 30, 2019. This decrease in revenue per day was the result of declining dayrates as compared to the prior year period and the expiration of higher dayrate legacy contracts.

Operating Costs

Operating costs for the nine months ended September 30, 2020 were $53.0 million, representing a 52.3% decrease compared to operating costs of $111.0 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in operating days to 3,032 days compared to 7,001 days in the prior year period. On a cost per operating day basis, excluding decommissioning costs and reactiviation costs, cost increased to $14,049 per day during the nine months ended September 30, 2020, representing a 0.1% increase compared to cost per operating day of $14,034 for the nine months ended September 30, 2019. This increase was primarily attributable to inefficiencies associated with lower operating days offset by cost reduction initiatives instituted at the beginning of the second quarter of 2020.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $10.1 million, representing a 10.7% decrease compared to selling, general and administrative expenses of $11.3 million for the nine months ended September 30, 2019. This decrease as compared to the prior year period primarily related to cost reduction measures implemented at the beginning of the second quarter of 2020.

Severance and Merger-related Expenses

Severance expense of $1.1 million was recorded for the nine months ended September 30, 2020 in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and current deteriorating market conditions.

Merger-related expenses of $2.7 million were recorded for the nine months ended September 30, 2019, primarily comprised of severance, professional fees and other merger-related expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020 was $33.3 million, representing a 1.5% decrease compared to depreciation and amortization expense of $33.8 million for the nine months ended September 30, 2019. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2019 and the first quarter of 2020, offset by property additions during the period.

Asset Impairment

As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update," we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We did not record any asset impairment during the three months ended June 30, 2020 or September 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

Asset impairment expense of $9.8 million was recorded for the nine months ended September 30, 2019 comprised of (i) a $3.1 million impairment of non-marketable SCR drilling equipment, (ii) a $3.3 million impairment of assets sold at auction, (iii) a $1.2 million impairment of miscellaneous drilling equipment previously held for sale, but deemed unsalable in the current market environment, and (iv) a $2.3 million impairment of our previously recorded goodwill from the Sidewinder merger.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $1.2 million was recorded for the nine months ended September 30, 2020 compared to a loss on the disposition of assets totaling $3.5 million in the prior year period. In the current year period, the gain relates to the sale of miscellaneous drilling equipment. In the prior year period, the loss relates primarily to the sale of certain surplus assets, acquired in the Sidewinder merger, at auctions.

Other Expense

Other expense was $0.4 million for the nine months ended September 30, 2019, related to the settlement of a lawsuit.

Interest Expense

Interest expense for nine months ended September 30, 2020 was $10.8 million, as compared to $10.9 million for the nine months ended September 30, 2019.

Income Tax (Benefit) Expense

Income tax benefit recorded for the nine months ended September 30, 2020 amounted to $84.0 thousand as compared to income tax expense of $0.6 million for the nine months ended September 30, 2019. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 0.2% and (2.3)%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Liquidity and Capital Resources
Our liquidity at September 30, 2020 consisted of cash on hand of $18.8 million, $5.2 million of availability under our revolving credit facility and $15 million available under the accordion feature of our term loan facility. As a result of the extreme and rapid nature of the decline in market conditions caused by the COVID-19 pandemic, our liquidity and capital resources were impaired and will continue to be impaired until market conditions improve.
Due to lack of visibility and confidence towards customer intentions, although our operating rig count has begun to improve, and reached eight rigs as of October 31, 2020, we cannot assure you that future declines in operating rigs will not occur or that our operating rig count will continue to improve. During the third quarter of 2020, cash flow from operations, ignoring working capital fluctuations, was negative and we expect such metrics to be negative during the fourth quarter as well, and we can provide no assurance as to when it will return to positive. Looking forward past September 30, 2020, we currently estimate that required non-operating cash payments for interest under our credit facilities and finance lease payments will approximate $12.2 million for the next 12 months. Payments for capital expenditures and to fund operations will be in addition to these amounts.

Because our cash flows from operations have been and may continue to be materially impacted by depressed market conditions caused by the COVID-19 pandemic, we may be required to draw down funds pursuant to the $15 million accordion feature under our term loan facility to meet required non-operating expenditures and if necessary to fund operations. In the second quarter of 2020, we entered into the $10 million PPP Loan pursuant to the Paycheck Protection Program (the “PPP”). We used the proceeds of the loan for payroll costs, rent, utilities, mortgage interests, and other permitted purposes. Additionally, in order to decrease near term non-operating commitments, we modified the term loan credit agreement to permit us to elect to pay accrued and unpaid interest for one quarter in kind, and we amended the Merger Consideration Agreement to extend the required payment date to the earlier of (i) June 30, 2022 and (ii) a change of control transaction. We also completed an ATM equity offering in which we raised an aggregate of $11 million in gross proceeds during the second and third quarters of 2020 (see “Significant Developments” for additional information). We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.

Net Cash Provided By Operating Activities

Cash provided by operating activities was $7.1 million for the nine months ended September 30, 2020 compared to cash provided by operating activities of $27.2 million during the same period in 2019. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2020 were lower as a result of an increase in net loss of $27.8 million, adjusted for non-cash items, of $50.9 million for the nine months ended September 30, 2020 compared to $49.7 million for non-cash items during the same period in 2019. Additionally, working capital changes increased cash flows from operating activities by $9.7 million for the nine months ended September 30, 2020 compared to a reduction of cash flows of $3.2 million during the same period in 2019.
Net Cash Used In Investing Activities
Cash used in investing activities was $10.1 million for the nine months ended September 30, 2020 compared to cash used in investing activities of $26.2 million during the same period in 2019. During the first nine months of 2020, cash payments of $12.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.4 million and the collection of principal on a note receivable of $0.1 million. During the 2019 period, cash payments of $35.0 million for capital expenditures were offset by insurance proceeds of $1.0 million and proceeds from the sale of property, plant and equipment of $7.8 million.
Net Cash Provided by (Used In) Financing Activities
Cash provided by financing activities was $16.6 million for the nine months ended September 30, 2020 compared to cash used in financing activities of $4.1 million during the same period in 2019. During the first nine months of 2020, we made borrowings under our revolving credit facility of $11.0 million, received PPP Loan proceeds of $10.0 million and proceeds from the issuance of common stock through our ATM transaction of $11.0 million. These proceeds were offset by repayments under our revolving credit facility of $11.0 million, common stock issuance costs of $0.7 million, the purchase of treasury stock of $66.0 thousand, restricted stock unit’s withheld for taxes paid of $79.0 thousand and payments for finance lease obligations of $3.5 million. During the first nine months of 2019 we made borrowings under our revolving credit facility of $2.5 million. These proceeds were offset by repayments under our revolving credit facility of $5.1 million, common stock issuance costs of $0.2 million, the purchase of treasury stock of $0.3 million and payments for finance lease obligations of $1.0 million.

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
At our election, interest under the Term Loan Facility is determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.
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
The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 19% of the outstanding shares of our common stock.
In July 2019, we revised our Term Loan Credit Agreement to explicitly permit the repurchase of equity interests by the Company pursuant to the stock purchase program that was approved by our Board of Directors.
In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount will be amortized as interest expense over the term of the Term Loan Facility.

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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of September 30, 2020, the weighted-average interest rate on our borrowings was 8.50%.  At September 30, 2020, the borrowing base under our ABL Credit Facility was $5.5 million, and we had $5.2 million of availability remaining of our $40.0 million commitment on that date.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower's loan forgiveness covered period. We intend to apply for forgiveness and we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.
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
As a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. We have not identified any additional triggering event and did not record any asset impairment during the three months ended June 30, 2020 or September 30, 2020. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our accounts receivable.
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
On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of September 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Total long-term debt at September 30, 2020 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 8.50%. As a result, our annual interest cost in 2020 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 9.35%) would be approximately $1.1 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2020; however, there are no assurances that possible rate changes would be limited to such amounts.

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

The COVID-19 pandemic, responses taken and economic effects have caused significant declines in the global demand for crude oil. This demand declines in has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). These combined events have resulted significant declines in demand for oil and major disruptions to global energy prices. Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors have led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. In July 2020, OPEC+ agreed to taper oil production cuts, which will reduce production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. As of October 26, 2020, the WTI spot price was $38.39.

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

We expect all of our customers, lenders and suppliers are being adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers at this time, given the dramatic impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past due excluded from consideration. As a result, a continued reduction in the utilization of our rigs or delays in payment or payment defaults by any of our customers will continue to have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have on our lenders’ ability to meet their commitments to us, and any failure to do so would have a material adverse effect on our liquidity and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

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

The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in a decline in demand for oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to implement agreed to production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect our business, operating results and financial condition to remain depressed with further declines in activity levels possible.

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

Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, our operating rig count is dropping rapidly, and as a result, we incurred negative cash flow from operations during the third quarter of 2020 and expect to incur negative cash flow from operations during the fourth quarter of 2020. Although our operating rig count has improved recently, we cannot assure you that this will continue or that our operating rig count will not decline again. Depending upon the duration of this decline and the length of time it takes for our operating rig count to improve, this could have a material adverse effect on our business, liquidity, results of operations and financial condition.

During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Since that time, market deterioration caused by COVID-19 has caused our customers to reduce drilling activity, which has resulted in our operating rig count to begin to rapidly decline, reaching a low of three rigs during the third quarter of 2020. Recently, we have been able to reactivate rigs and have eight rigs operating under contracts as of October 31, 2020. However, due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our rig count will not decline from these levels. We also cannot assure you if market conditions will continue to improve and if or when our operating rig count will improve further or reach pre-COVID-19 levels. Maintaining our current operating rig count without improvement or continued improvement later in 2020 or in 2021 could have materially adverse effect on our business, liquidity, results of operations and financial condition.

Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, our cash flows from operations have decreased dramatically, which could have a material adverse effect on our business, liquidity, results of operations and financial condition.

As a result of the ongoing decline in our operating rig count and associated dayrate pressure and margin contraction in the current oil and gas operating environment our cash flows from operations have decreased dramatically, and we will need to draw on our existing sources of available liquidity until market conditions improve in order to maintain operations and make required non-operating expenditures. Current sources of liquidity at September 30, 2020 include $18.8 million of cash, $5.2 million of availability under our revolving credit facility and $15 million available under our term loan accordion. We currently believe that these sources of liquidity are sufficient to fund our operations for the next twelve months, but this assumes that our operating rig count continues to steadily increase from current levels during the remainder of 2020 and first half of 2021 in response to recently improving market conditions. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry, we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue, if market conditions will continue to improve or when, or if, oil and gas prices and demand for our contract drilling services will return to pre-COVID-19 levels. As a result, we cannot assure that our current sources of financial liquidity will be sufficient to fund our operations, and any failure to do so could have a material adverse effect on our business, liquidity, results of operations and financial condition.

Our business and operations are dependent upon various third parties and counterparties who may be adversely affected by the COVID-19 pandemic which could have a material adverse effect on our business, liquidity, results of operations and financial condition.

We expect all of our customers, lenders and suppliers are being adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers at this time, given the dramatic impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past due excluded from consideration. As a result, a continued reduction in the utilization of our rigs or delays in payment or payment defaults by any of our customers will continue to have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have had or may have in the future on our lenders’ ability to meet their commitments to us, and any failure to do so by them would have a material adverse effect on our business, liquidity, results of operations and financial condition.

As a result of the significant downturn in the oil and gas business and demand for our contract drilling services caused by the COVID-19 pandemic, we may lose our listing on the New York Stock Exchange, which could have a material adverse effect on the market value of our common stock.

Under New York Stock Exchange listing requirements, in order to maintain our listing status we are required to maintain at all times a minimum 30-day trading average public market capitalization of $15 million.  Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard.  In response to the substantial negative impact the COVID-19 pandemic has caused, the New York Stock Exchange granted a temporary waiver from compliance with this standard through June 30, 2020.  As of October 30, 2020, we estimated that our 30-day average public float was approximately $15.5 million.  Because we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, oil and gas prices and demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels, we cannot assure you that our common stock will remain listed on the New York Stock Exchange , which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM  5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Credit Agreement, dated as of July 31, 2019, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC (formerly named ICD Operating LLC), each as a Borrower, the Lenders party thereto, and U.S. Bank National Association, as Agent (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 1, 2019 (File No. 0-01-36590).

10.2
Second Amendment to Credit Agreement, dated as of November 22, 2019, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC (formerly named ICD Operating LLC), each as a Borrower, the Lenders party thereto, and U.S. Bank National Association, as Agent.

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
Date: November 3, 2020