Form 10-K
period 2020-12-31
Independence Contract Drilling, Inc.
filed 2021-03-01
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,486,849 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $3.89 per share as reported on the New York Stock Exchange and 3,981,195 shares held by non-affiliates).
There were 6,196,713 shares of the registrant’s common stock outstanding as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our rig fleet includes 29 AC powered (“AC”) rigs, of which 24 are included in our marketed fleet.     We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, the Haynesville Shale and the Eagle Ford Shale; however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.
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
We believe that E&P companies drilling horizontal wells increasingly demand not only AC rigs that are optimal for horizontal drilling, but premium AC rigs such as our ShaleDriller rigs that are "pad optimal" including the following minimum equipment and design features:
•AC Programmable. AC rigs use a variable frequency drive that allows precise computer control of motor speed during operations. This greater control of motor speed provides more precise drilling of the wellbore. Among other attributes, when compared to electrical SCR rigs and mechanical rigs, AC rigs are electrically more efficient, produce consistent torque, utilize regenerative braking, and have digital controls and AC motors that require less maintenance. AC rigs allow our customers to drill faster, which, in general, eliminates reservoir permeability damage, and to drill wellbores that more precisely track planned trajectories without doglegs. This, in turn, minimizes open hole time and enables our customers to more effectively and efficiently run casing, cement and successfully complete their wells.
•Pad Optimized, Omni-Directional Walking System. Omni-directional walking systems are designed to optimize pad drilling economics for our customers. Pad drilling involves the drilling of multiple wells from a single location, which provides benefits to the E&P company in the form of cost savings and accelerated cash flows. Our walking rigs move in any direction quickly between wellheads, rapidly and efficiently adjust to misaligned wellbores, walk over raised wellheads, and increase operational safety due to fewer required rig up and rig down movements.
•Efficient Mobilization Between Drilling Sites. A rig that can rapidly move between drilling sites has become increasingly desired by, and impactful to, E&P companies because it reduces cycle times allowing them to drill more wells in the same period of time. Our ShaleDriller rigs move rapidly on conventional rig moves between drilling sites.
•1500-HP Drawworks. 1500-HP drawworks are well suited for the development of the vast majority of our customers’ unconventional resource assets. Compared to a 1000-HP or smaller rig, a 1500-HP rig has superior capability to handle extended drill string lengths required to drill long horizontal wells, which are becoming more common in the markets we serve. Our 24 marketed rigs include 23 1500-HP rigs and one 1000-HP rig.
•7500psi Mud Systems. The drilling of longer laterals necessitates the use of higher-pressure mud pumps to pump fluids through significantly longer wellbores. The competitive advantage of higher-pressure mud pumps grows as the lateral length gets longer, as only high pressure pumps can effectively address the severe pressure drop while providing the required hydraulic horsepower at the bit face and sufficient flow to remove drill cuttings and keep the hole clean. All ShaleDriller rigs are equipped with 7500psi mud systems, and all are capable of adding a third mud pump and fourth engine if a customer requires such additional equipment capacity.
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

Mobilization rates are determined by market conditions and are generally reimbursed by the customer. In most instances, contracts typically provide for additional payments associated with the initial mobilization of a drilling rig and, in certain circumstances, we receive a demobilization fee at the end of the contract term equal to the estimated cost to transport the rig from the final drilling location and to compensate us for the estimated demobilization time.
Drilling contracts typically provide that the contractor continues to earn the operating dayrate while a rig is not operating but under repair or maintenance, so long as the non-operating time due to repair and maintenance does not exceed a specified number of hours in a given day or calendar month.
As a result of the material market declines caused by the COVID-19 pandemic, most of our customers are contracting rigs on a pad-to-pad basis rather than entering into contracts with terms of six months or more. As a result, our reported backlog has materially declined. As of December 31, 2020, our backlog of term contracts was $6.1 million representing 1.1 rig years of work, all of which is expected to be realized during 2021. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. In addition, rigs under term contracts may realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.
Our Customers
Customers for contract drilling services in the United States include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2020, our customers representing more than 10% of our revenues were Diamondback Energy, Inc., BPX Operating Company, GeoSouthern Energy Corporation and Indigo Minerals, LLC.
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
Government and Environmental Regulation
All of our operations and facilities are subject to numerous federal, state and local laws, rules and regulations related to various aspects of our business, including:
•drilling of oil and natural gas wells;
•the relationships with our employees;
•containment and disposal of hazardous materials, oilfield waste, other waste materials and acids; and
•use of underground storage tanks.

To date, we do not believe such rules and regulations, including applicable environmental laws and regulations, in the United States have required the expenditure by the contract drilling industry of significant resources outside the ordinary course of business. However, compliance costs under existing laws or under any new requirements could become material, and we could incur liability in any instance of noncompliance.
Our business is generally affected by political developments and by federal, state and local laws and regulations that relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, and otherwise have an adverse effect on our operations. Federal, state and local environmental laws and regulations currently apply to our operations and may become more stringent in the future. On January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Any suspension or moratorium of the services we provide, whether or not short-term in nature, by a federal, state or local governmental authority, could have a material adverse effect on our business, financial condition and results of operation.
In the United States, the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include:
•current and past owners and operators of the site where the release occurred, and
•persons who disposed of or arranged for the disposal of “hazardous substances” released at the site.
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
The federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and the Oil Pollution Act of 1990, as amended (the “Oil Pollution Act”), and analogous state laws and their respective implementing regulations govern:
•the prevention of discharges of pollutants, including oil and produced water spills, into waters of the United States; and
•liability for drainage into waters of the United States.
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
Our contract drilling services will be marketed in oil and natural gas producing regions that utilize hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shales. Due to concerns raised relating to potential impacts of hydraulic fracturing on ground water quality and the increased occurrence of seismic activity, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. On January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, effectively limiting hydraulic fracturing on federal lands and waters. Any such efforts to limit or ban hydraulic fracturing could have an adverse effect on oil and natural gas production activities, which in turn could have an adverse effect on the contract drilling services that we render for our exploration and production customers.
Our operations are also subject to federal, state and local laws, rules and regulations for the control of air emissions, including the federal Clean Air Act. The federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through, for example, air emissions permitting programs. In addition, the Environmental Protection Agency (the "EPA") has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including the energy extraction sector. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Finally, more stringent federal, state and local regulations, such as the EPA rules issued in April 2012, which add new requirements for the oil and natural gas sector under the New Source Review Program and the National Emission Standards for Hazardous Air Pollutants program, could result in increased costs and the need for operational changes. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.
On December 7, 2009, the EPA announced its findings that emissions of GHG present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climate changes. The EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources. Mandatory reporting requirements for additional regional, federal or state requirements have been imposed and additional requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our services. For example, during 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 new source performance standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Notwithstanding the current court challenges, on January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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

Risks and Insurance
Our operations are subject to the many hazards inherent in the drilling business, including: accidents at the work location; blow-outs; cratering; fires; and explosions. These and other hazards could cause personal injury or death, suspension of drilling operations, damage or destruction of our equipment and that of others, damage to producing formations and surrounding areas, or environmental damage.
Damage to the environment, including property contamination in the form of soil or ground water contamination, could also result from our operations, including through oil or produced water spillage, natural gas leaks, and fires.
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
Human Capital and Sustainability
We work to provide the safest and most efficient contract drilling services in our industry in a manner which protects, develops and rewards people, while striving to protect the environment, providing positive impacts to the communities where we operate, while recognizing the needs of all our stakeholders.
The foundation for our commitment to human capital and sustainability is illustrated in our corporate vision and values and mission statements:
•Vision: Our Vision is to be the leader in Health, Safety & Environment and Operational Excellence while providing services to support North American energy development.
•Mission: Our Mission is to provide the safest and most efficient contract drilling services in our industry.
•Core Values: Our Core Values provide the directions in achieving these objectives: (i) focus on safety, people and the environment; (ii) lead our industry with integrity and pursuit of performance excellence in everything we do; (iii) accountability to all stakeholders including employees, customers, vendors and investors; and (iv) our greatest resource is people.
Human Capital
As of February 19, 2021, we had approximately 300 employees. We believe people are our greatest resource. We are committed to fostering a work environment where all people feel valued and respected. We are committed to recruiting, hiring, training and retaining the highest caliber human talent for our business by utilizing various means including outreach initiatives and partnerships with a diverse group of organizations, industry associations and networks. We require our employees to complete training annually including our commitment to a respectful workplace.

Training and mentoring of our team members is essential to the development of our employees and providing industry leading contract drilling services. Our mentoring programs are designed to assist short-service employees, especially at the floorhand level at the rig site, with adjusting to their new careers with our company and within our industry. Our training programs are designed to create core-competencies and equip our employees for advancement and promotion opportunities. Training is provided through various means including classroom, online and on-the-job training, and competencies must be demonstrated. Adherence to our training requirements and protocols is monitored for each of our field and office employees and is a component of our field-based annual incentive programs. We consider our employee relations to be good. None of our employees are represented by a union.
Safety. The safety of our employees and others is our highest priority at the worksite, and also at home. Our safety programs were built and are maintained by Company employees. The programs undergo annual revalidation. Our safety programs are designed to comply with applicable laws and industry standards and the requirements of our customers. We maintain a robust safety management system whereby all incidents and potential incidents are reported, monitored and root cause analysis and corrective actions are documented and performed when appropriate. All field-based employees are required to follow a structured safety training regimen, including safety orientations, behavior-based safety programs, and programs regarding hazard awareness, 12 ICD life-saving skills, safe systems of work, permission to work, time out for safety, energy isolation, hazard communication and material handling. Safety is a material component of our executive, corporate, and field-based annual incentive compensation programs.
Health and Benefits. For our field employees, we provide third party medical consultation services on a 24 hour / 7 day a week basis in the event of any personal illness, first aid or injury on our work sites. We provide robust health and benefit programs for all of our employees that include an emphasis on preventative care programs.
Environment
We evaluate, pursue and implement efforts to reduce impacts from our operation on air and water quality, land usage, use of energy, and reducing waste materials. For example, our drilling rigs are equipped with dual fuel engines that reduce carbon and greenhouse emissions. Our rigs also are capable of operating on utility electrical power where feasible and we have recently partnered with several operators to equip our drilling rigs to this power source. All of our drilling rigs are designed to be pad optimal, which enables multi-well pad drilling which reduces the number of drilling locations required and thus the environmental impact of the operations. We track spills and employ spill prevention plans and use additional protective measures in our efforts to minimize impacts to the environment.
Social Community Engagement
By focusing on increasing employee engagement, we seek to imprint the feel of community within the Company’s employee base including their families. We utilize social media tools to help increase engagement and also promote a positive image of the Company and our industry. Annually, the Company participates in toy drives and other volunteer efforts to “give back” to the communities where we operate.
Governance
Overall corporate governance oversight is provided by our Board of Directors. All of our employees are required to complete annual training on our Code of Business Conduct and Ethics, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, keeping of books and records, zero tolerance for discrimination and harassment in the work environment, as well as reporting of violations. We maintain reporting mechanisms, including anonymous hotlines, for potential violations of our Code of Business Conduct and Ethics to be reported to our Board of Directors and senior management.
Seasonality
Seasonality has not significantly affected our overall operations. However, our drilling operations can be affected by severe winter storms or other weather-related events. Additionally, toward the end of some years, we experience slower contracting activity as customers’ capital expenditure budgets are depleted.
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
Key Risks Related to Our Business and Operations
Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, our operating rig count dropped rapidly, and as a result, we reported negative cash flow from operations during the third and fourth quarters of 2020. We cannot assure you when we will again generate positive cash flow from operations or that our operating rig count will not decline again. Depending upon the duration of this decline and the length of time it takes for our operating rig count to improve, this could have a material adverse effect on our business, liquidity, results of operations and financial condition.
During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. Market deterioration largely caused by COVID-19 subsequently caused our customers to reduce drilling activity, which has resulted in a rapid decline in our operating rig count, reaching a low of three rigs during the third quarter of 2020. We were able to reactivate rigs in late 2020 and had eight rigs operating and eleven rigs under contracts as of December 31, 2020. However, even with these improvements, we reported negative cash flow from operations during the third and fourth quarters of 2020, and we expect that market conditions need to improve further for us to generate positive cash flow from operations. Due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our rig count will not decline from these year-end levels. We also cannot assure you that market conditions will improve and if or when our operating rig count will improve further or reach pre-COVID-19 levels or when we will again report positive cash flow from operations. Maintaining our current operating rig count without improvement in 2021 could materially adverse effect our business, liquidity, results of operations and financial condition.
As a result of the ongoing decline in our operating rig count, together with associated dayrate pressure and margin contraction, in the current oil and gas operating environment our cash flows from operations have decreased dramatically, and we will need to draw on other sources of available liquidity until market conditions improve in order to maintain operations and make required non-operating expenditures. Current sources of liquidity at December 31, 2020 included $12.3 million of cash, $7.5 million of availability under our revolving credit facility, $5.0 million of availability from an equity line of credit common stock purchase agreement and $15 million available under our term loan accordion. We currently believe that these sources of liquidity are sufficient to fund our operations for the next twelve months from issuance, but this assumes that both our operating rig count and dayrates continue to increase steadily from current levels during first half of 2021 in response to recently improving market conditions. Due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry, we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue, if market conditions will continue to improve or when, or if, oil and gas prices and demand for our contract drilling services will return to pre-COVID-19 levels. As a result, we cannot assure that our current sources of financial liquidity will be sufficient to fund our operations, and any failure to do so could have a material adverse effect on our business, liquidity, results of operations and financial condition.
As a result of the significant downturn in the oil and gas business and demand for our contract drilling services caused by the COVID-19 pandemic, we could lose our listing on the New York Stock Exchange, which could have a material adverse effect on the market value of our common stock.
Under New York Stock Exchange listing requirements, in order to maintain our listing status we are required to maintain at all times a minimum 30-day trading average public market capitalization of $15 million.  Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard.  As of December 31, 2020, we estimated that our 30-day average market capitalization was approximately $20.6 million, and has increased to $27.2 million as of February 22, 2021.  Because we cannot predict the length of time that the market disruptions resulting from the COVID-19 pandemic will continue or when, or if, demand for our contract drilling services will begin to improve or return to pre-COVID-19 levels, or when, or if, a general decline in the stock market could occur, we cannot assure you that our common stock will remain listed on the New York Stock Exchange, which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances.

We derive all our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices.
As a provider of land-based contract drilling services, our business depends on the level of exploration and production activity by oil and natural gas companies operating in the United States, and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events as well as natural disasters have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the United States and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices, an increase in the use of alternative forms of energy and reduction in demand for oil and natural gas, or otherwise, could materially and adversely affect our business, results of operations and financial condition.
Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and natural gas prices, including, but not limited to:
•the cost of exploring for, producing and delivering oil and natural gas;
•the discovery and development rate of new oil and natural gas reserves, especially shale and other unconventional natural gas resources for which we market our rigs;
•the rate of decline of existing and new oil and natural gas reserves;
•available pipeline and other oil and natural gas transportation capacity;
•the levels of oil and natural gas storage;
•the ability of oil and natural gas exploration and production companies to raise capital;
•economic conditions in the United States and elsewhere;
•actions by the Organization of Petroleum Exporting Countries;
•political instability in the Middle East and other major oil and natural gas producing regions;
•governmental regulations, sanctions and trade restrictions, both domestic and foreign;
•domestic and foreign tax policy;
•the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate, including, for example, takeaway constraints experienced in the Permian Basin;
•weather conditions in the United States;
•the pace adopted by foreign governments for the exploration, development and production of their national reserves;
•the price of foreign imports of oil and natural gas;
•the strength or weakness of the United States dollar;
•the overall supply and demand for oil and natural gas; and
•the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.
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
During 2020, the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively “OPEC+”) instituted production cuts in order to support oil prices during the period of reduced demand caused by the COVID-19 pandemic. During January 2021, OPEC+ announced that it would largely continue such lower production through February and March of 2021, with Russia and Kazakhstan producing more and Saudi Arabia voluntarily cutting its production by one million barrels per day from January levels. Although oil prices have recovered from historic 2020 lows, the sustainability of these price levels and the continuation of prior OPEC+ production cuts remains uncertain. Because of this uncertainty, most of our exploration and production (“E&P”) customers have not significantly increased capital expenditure budgets despite improvements in commodity prices. If oil prices were to fall again as a result of prolonged demand destruction caused by the COVID-19 pandemic or increased supply from OPEC+, and remain below $50 per barrel for an extended period, we believe demand for contract drilling services would again soften over current levels, which could have a material adverse effect on our operations and financial condition.

Any loss of large customers could have a material adverse effect on our financial condition and results of operations.
Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2020, we have rigs operating or earning revenues from six different customers, including one customer who has contracted three, or 27%, of our contracted rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, it could have a material adverse effect on our revenues, cash flows, and financial condition.
All of our operating rigs are operating under contracts with terms expiring during 2021. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.
Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig, and may elect to release the rig. All of our existing contracts expire during 2021. We cannot assure that a customer will continue to renew contracts as they expire or that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.
Our operations involve operating hazards, which if not insured or indemnified against, could adversely affect our results of operations and financial condition.
Our operations are subject to the many hazards inherent in the drilling and well services industries, including the risks of personal injury and loss of life, blowouts, cratering, fires and explosions, loss of well control, collapse of the borehole, damaged or lost drilling equipment, and damage or loss from extreme weather and natural disasters.
Any of these hazards can result in substantial liabilities or losses to us from, among other things, suspension of operations, damage to, or destruction of, our property and equipment and that of others, damage to producing or potentially productive oil and natural gas formations through which we drill, and environmental damage.
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
As of December 31, 2020, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $6.1 million. All of this backlog expires in 2021, which requires us to renew these expiring contracts as well as short term contracts under which a large number of our rigs operate. Although we historically have been successful in obtaining extensions or follow on work for drilling rigs with expiring contracts, in periods of market decline or uncertainty such as the U.S. land contract drilling industry is experiencing, we cannot assure that we will obtain such renewals, or that such renewals will be on terms acceptable to us. Any failure to renew or find follow-on work for our drilling rigs with expiring contracts, could have a material adverse effect on our operations and financial condition.
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
Our ability to use our existing net operating loss carryforwards or other tax attributes could be limited.
Utilization of any NOL carryforwards depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes, upon the occurrence of an ownership change (discussed below), an annual limitation on the amount of our pre-ownership change NOLs we can utilize to offset our taxable income in any taxable year (or portion thereof) ending after such ownership change. The limitation is generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change occurs if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) at any time during a rolling three-year period. In addition, future ownership changes or future regulatory changes could further limit our ability to utilize our NOLs. Currently, because we have not yet generated taxable income for federal income tax purposes, all of our NOL assets have been reserved on our balance sheet. However, if all or a substantial part of our NOLs were to be lost or limited, it could still result in our recognizing a net deferred tax liability and associated expense during the period of limitation. In addition, to the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.

Legal and Regulatory Risks
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
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing in the unconventional resource plays where we focus our operations. Any such regulation that adversely affects our customers’ operations could materially impact demand for our contract drilling services which could adversely affect our financial position, results of operations and cash flows.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the Earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and natural gas industry. During 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 new source performance standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Notwithstanding the current court challenges, on January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change and was among the 195 nations that signed an international accord in December 2015 with the objective of limiting greenhouse gas emissions. The Paris Agreement (adopted at the conference) went into effect on November 4, 2016. While the U.S. withdrew from the Paris Agreement on November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. And, on January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices and to consider whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters to account for corresponding climate costs. Additionally, certain U.S. states and regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations and financial condition. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.
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
Our existing debt instruments contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:
•incur or guarantee additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;
•transfer, lease or dispose of all or substantially all of our assets;
•make certain payments;
•create or incur liens;
•purchase, hold or acquire capital stock or certain other types of securities;
•pay cash dividends;
•enter into certain transactions with affiliates; and
•engage in certain other transactions without the prior consent of the lenders.
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
The borrowing base under our revolving credit facility may decline during 2021.
At December 31, 2020, the borrowing base under our ABL Credit Facility was $7.7 million, and we had $7.5 million of availability remaining of our $40.0 million commitment on that date. The borrowing base under the ABL Credit Facility is calculated based upon 85% of the sum of our eligible accounts receivable. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due. If at any time our borrowing base falls below our outstanding balance under our ABL Credit Facility, and we were not able to promptly repay such deficiency, we would be required to repay to the banks any deficiency amount. In such event, if our available cash balances were not sufficient to repay such amounts, we would be required to obtain other debt or equity financing necessary to cure such deficiency, and there can be no assurance that such additional financing sources would be available to us, or available on terms acceptable to us. Any inability to timely cure any deficiency between our borrowing base and credit facility balance may have a material adverse effect on our liquidity and financial condition.
A failure of any of our lenders to honor commitments or advance funds under our existing debt instruments would have a material adverse effect on our ability to fund our operations and business strategy.
Our ABL Credit Facility limits the amounts we can borrow up to a borrowing base amount which is calculated monthly and is based on a percentage of our eligible accounts receivable. The borrowing base under our ABL Credit Facility was $7.7 million as of December 31, 2020, with lender commitments of $40.0 million. Our Term Loan Facility also contains a committed accordion feature that allows us to borrow up to an additional $15 million during the term of that facility.
If our lenders fail to honor their commitments or advance funds pursuant to such commitments, we may be unable to implement our strategic plans, make acquisitions or capital expenditures or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations.
Our ability to comply with the financial covenants contained in our debt instruments is based upon our future cash flows and debt levels.
Both our existing ABL Credit Facility and Term Loan Facility contain a springing financial covenant requiring us to maintain a fixed charge coverage ratio ("FCCR") of 1.0 to 1.0. The FCCR is equal to adjusted EBITDA less capital expenditures divided by cash interest expense plus scheduled principal payments, cash dividends and finance lease obligations plus cash taxes paid. This covenant is only tested when excess availability under our ABL Credit Facility falls below 10% of the loan commitment.
In addition, our existing Term Loan Facility contains a minimum liquidity covenant that requires us to maintain at all times at least $10 million of liquidity, which can be comprised of cash plus availability under our ABL Credit Facility and Term Loan Accordion.
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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. Our debt carries a floating rate of interest linked to various indices, including LIBOR. A change in indices, including the announced discontinuation of LIBOR, resulting in interest rate increases on our debt could adversely affect our cash flow and operating results. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for capital expenditures and place us at a competitive disadvantage. For example, total long-term debt at December 31, 2020 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.00%, and the impact on annual cash flow of a 10% change in the floating-rate (approximately 0.9%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2020; however, there are no assurances that possible rate changes would be limited to such amounts. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our desired growth and operating results.
Risks Related to our Common Stock
Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.
We have not paid cash dividends on our common stock since our incorporation, and our credit facility prohibits us from paying cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company that a stockholder may consider favorable, which could adversely affect the price of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws that could delay or prevent an unsolicited change in control of our company include:
•provisions regulating the ability of our stockholders to nominate candidates for election as directors or to bring matters for action at annual meetings of our stockholders;
•limitations on the ability of our stockholders to call a special meeting and act by written consent; and
•the authorization given to our Board of Directors to issue and set the terms of preferred stock.
Future offerings of debt securities, which would rank senior to our common stock in the event of our liquidation, and future offerings of equity securities, which would dilute our existing stockholders or rank senior to our common stock, may adversely affect the market value of our common stock.
We intend to evaluate and may attempt to increase our capital resources by offering debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible notes and classes of preferred stock. In the event of our liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company has the right to sell to Tumim up to $5,000,000 (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their shareholdings in us.
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
MSD Capital, L.P. and MSD Partners, L.P. (the “MSD Parties”) currently own a large percentage of the Company’s common stock and have significant influence over the outcome of corporate actions requiring stockholder approval; such stockholders’ priorities for the Company’s business may be different from the Company’s others stockholders.
The MSD Parties collectively held approximately 15% of the outstanding shares of the Company’s common stock as of February 19, 2021. Although the MSD Parties agreed in a stockholders’ agreement to certain limits on their voting in connection with the election of directors, these limitations will terminate on October 1, 2021 and do not apply to most other matters that may be submitted by the Company or third parties for stockholder approval. Accordingly, the MSD Parties may be able to significantly influence the outcome of many corporate transactions or other matters submitted to the Company stockholders for approval, including any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction, such that the MSD Parties could potentially delay or prevent a change of control of the Company, even if such a change of control would benefit the Company’s other stockholders. The interests of the MSD Parties may differ from the interests of other stockholders.

General Risk Factors
The ongoing COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, results of operations and financial condition, and depending on the duration of the pandemic and its effect on the oil and gas industry, could continue to have a material adverse effect on our business, liquidity, results of operations and financial condition.
The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in a decline in demand for oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to continue production cuts or other actions that support and stabilize commodity prices, we expect our business, operating results and financial condition to remain depressed with further declines in activity levels possible.
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
•failure of our lenders under our revolving credit facility or term loan to honor commitments to provide additional funding in accordance with the terms of such agreements;
•actions by the lenders under our revolving credit facility that additional borrowings will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;
•actions by the lenders under our term loan or revolving line of credit that additional borrowings permitted under such arrangements will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;
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
Certain groups have asserted efforts to have the United States Congress impose some form of price controls on either oil, natural gas, or both. There is no way at this time to know what results these efforts may have. However, any future limits on the price of oil or natural gas, and resulting impacts on drilling activities, could have a material adverse effect on our business, financial condition and results of operations.
Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.
Since our business depends on the level of drilling activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely impacted by work stoppages or other labor maters.
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
Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business and technology, identifying, recruiting and training key personnel, and identifying customers and expansion opportunities. We also depend on the relationships that our senior management have with many of our customers. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We do not maintain key man life insurance on any of our senior executives. As a result, we are not insured against any losses resulting from the death of our key employees.
Failure to hire and retain skilled personnel could adversely affect our business.
Our ability to be productive and profitable depends upon our ability to employ and retain skilled personnel, and we cannot assure that at times of high demand we will be able to retain, recruit and train an adequate number of skilled workers. In addition, our ability to expand our operations will depend in part on our ability to increase the size of our skilled labor force. Potential inability or lack of desire by workers to commute to our facilities and job sites and competition for workers from competitors or other industries are factors that could affect our ability to attract and retain workers. A significant increase in the wages paid by competing employers or other industries could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either or both of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired. Our inability to attract and retain skilled workers in sufficient numbers to satisfy our existing service contracts and enter into new contracts could materially adversely affect our business, financial condition, results of operations and growth strategy.

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
Holders of Record
As of February 19, 2021, there were approximately 20 record holders of our common stock as listed by our transfer agent's records. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Our ABL Credit Facility prohibits us from paying cash dividends on our common stock, and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our Board of Directors and will depend on funds legally available, our results of operations, financial condition, capital requirements, the ability to pay cash dividends under our then existing revolving credit facility and other factors deemed relevant by our Board of Directors.
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
The following graph compares our cumulative five-year total stockholder return with total stockholder return during the same period for the Standard & Poors 500 Index, the Standard & Poor's Oil and Gas Equipment Service Index, the Philadelphia Stock Exchange Oil Service Sector Index and an index of peer companies. The graph assumes that (i) $100 was invested in our common stock on December 31, 2015, (ii) $100 was invested in each index on December 31, 2015, and (iii) all dividends, if any, were reinvested.

Stock Performance Graph
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Independence Contract Drilling, Inc.
Peer Index
S&P Oil & Gas Equipment Service Index
S&P 500 Index
Former Peer Index
Philadelphia Stock Exchange Oil Service Sector Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Independence Contract Drilling, Inc.	$100.00	$132.67	$78.81	$61.78	$19.74	$2.91
S&P 500 Index	$100.00	$111.95	$136.38	$130.38	$171.42	$202.94
Peer Index	$100.00	$163.93	$137.41	$77.30	$71.34	$38.34
Former Peer Index	$100.00	$159.05	$128.77	$70.66	$63.07	$33.39
S&P Oil & Gas Equipment Service Index	$100.00	$128.70	$100.61	$53.30	$48.70	$27.57
Philadelphia Stock Exchange Oil Service Sector Index	$100.00	$118.99	$98.52	$54.00	$53.69	$31.11
The Peer Index companies consist of: Akita Drilling, Ltd., Ensign Energy Services, Inc., Helmerich & Payne, Inc., Nabors Industries, Ltd., Patterson-UTI Energy, Inc., Precision Drilling Corporation, and RPC, Inc. For comparison purposes, the above graph includes the Peer Index as well as a group of companies which includes Ensign Energy Services, Inc., Helmerich & Payne, Inc., Nabors Industries, Ltd., Patterson-UTI Energy, Inc., Pioneer Energy Services Corp., Precision Drilling Corporation, RPC, Inc. and Superior Energy Services, Inc. (the Former Peer Group). Pioneer Energy Services Corp. and Superior Energy Services, Inc. were both removed from the peer group due to entering Chapter 11 Bankruptcy during 2020. Akita Drilling, Ltd. was added to the peer group due to similar product and services offerings and similar market capitalization as us.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million beginning on August 2, 2019 and ending on August 1, 2022. During the second quarter of 2020, this program was suspended until market conditions substantially improve. As of December 31, 2020, the Company has repurchased approximately $0.9 million of its common stock over the life of the program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 — October 31	—	$—	—	$9,124,711
November 1 — November 30	—	$—	—	$9,124,711
December 1 — December 31	—	$—	—	$9,124,711
Total	—	$—	—	$9,124,711

ITEM 6.     SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included in "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including without limitation those described in Cautionary Statement Regarding Forward-Looking Statements and “Item 1A. Risk Factors” or in other parts of this Annual Report on Form 10-K.
Discussions of matters pertaining to the year ended December 31, 2018 and year-to-year comparisons between the years ended December 31, 2019 and 2018 are not included in this Form 10-K, but can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed on March 2, 2020.
Management Overview
We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs.
Our rig fleet includes 24 marketed AC powered (“AC”) rigs plus five additional AC rigs that require significant upgrades in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions. Our first rig began drilling in May 2012.
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
Significant Developments
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. This resulted in an unprecedented decline in the U.S. land rig count reaching an all-time low of 231 on August 14, 2020. Our operating rig count experienced a similar collapse, bottoming at three operating rigs during the third quarter of 2020. Although oil prices have recently recovered with the WTI price reaching $60.07 on February 16, 2021 supported by production cuts by OPEC, the U.S. land rig count remains very low and has only modestly improved, reaching 381 rigs on February 19, 2021. The long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, as well as uncertainty on how long OPEC+ will continue to maintain current production cuts, therefore we cannot predict when worldwide supply and demand for oil will stabilize.

In response to these adverse market conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity. As a result, demand for our services rapidly declined in the first half of 2020 and into the beginning of the third quarter of 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020. As of December 31, 2020, we had eleven contracted rigs. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 and changes to OPEC production cuts on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. Two contracts that expired at the end of 2020 had higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, these rigs are being contracted at prevailing market rates that remain depressed, therefore, we expect to see our average revenue per day decline as compared to our legacy contracts.
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
•Reduced annual compensation reductions for our directors; and
•Reduced headcount for non-field-based personnel by approximately 40%.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.8 million of employer social security payments during the year ended December 31, 2020.
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
PPP Loan
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
Common Stock Purchase Agreement
On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company has the right to sell to Tumim up to $5,000,000 (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. Sales of common stock pursuant to the Commitment Purchase Agreement, and the timing of any sales, are solely at our option and we are under no obligation to sell securities pursuant to this arrangement. Shares may be sold by the Company pursuant to this arrangement over a period of up to 24 months, commencing on December 1, 2020.
Under the applicable rules of the New York Stock Exchange (“NYSE”), in no event may we issue more than 1,234,546 shares of our common stock, which represents 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Commitment Purchase Agreement (the “Exchange Cap”), to Tumim under the Commitment Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap or (ii) the price of all applicable sales of our common stock to Tumim under the Commitment Purchase Agreement equals or exceeds the lower of (A) the official closing price on the NYSE immediately preceding the delivery by us of an applicable purchase notice under the Commitment Purchase Agreement and (B) the average of the closing prices of our common stock on the NYSE for the five business days immediately preceding the delivery by us of an applicable purchase notice under the Commitment Purchase Agreement, in each case plus $0.128, such that the transactions contemplated by the Commitment Purchase Agreement are exempt from the Exchange Cap limitation under applicable NYSE rules. In any event, the Commitment Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Commitment Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the NYSE. The Company has also limited the aggregate number of shares of common stock reserved for issuance under the Commitment Purchase Agreement to 1,500,000 shares without subsequent board approval.
In all instances, we may not sell shares of our common stock to Tumim under the Commitment Purchase Agreement if it would result in Tumim beneficially owning more than 4.99% of the common stock (the “Beneficial Ownership Cap”).
The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense.
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
Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors approved a 1-for-20 reverse stock split of our common stock. The reverse stock split reduced the number of shares of common stock issued and outstanding from 77,523,973 and 76,241,045 shares, respectively, to 3,876,196 and 3,812,050 shares, respectively, and reduced the number of authorized shares of our common stock from 200,000,000 shares to 50,000,000 shares.
Sidewinder Merger Effects and Merger Consideration Amendment
We completed the merger with Sidewinder Drilling LLC on October 1, 2018. During the year ended December 31, 2019 and 2018, we recorded $2.7 million and $13.6 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses. There were no merger expenses recorded during the year ended December 31, 2020.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities were amortized to operating revenues over the remaining underlying contract terms. During the year ended December 31, 2019 and 2018, $1.1 million and $2.0 million, respectively, of intangible revenue was recognized as a result of this amortization. The intangible liabilities were fully amortized in the second quarter of 2019.
In addition, at the time of consummation of the Sidewinder Merger, Sidewinder owned various mechanical rig assets and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these assets were not consistent with ICD’s core strategy or geographic focus, ICD agreed that these assets could be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the merger date, we recorded the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with a related liability in contingent consideration. Subsequently, these assets were sold at auction for substantially less than the appraised fair values on the merger date. As a result, in the second quarter of 2020, the contingent consideration liability was reduced by the appraised fair values on the merger date and the proceeds were recorded as merger consideration payable to an affiliate on our consolidated balance sheets.
On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig net proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a change of control transaction (as defined therein) (such applicable date, the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig net proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig net proceeds were previously payable in the second quarter of 2020.
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
In the fourth quarter of 2020, due to the highly competitive market and in an effort to minimize capital spending, management drafted and approved a plan to upgrade our existing fleet by utilizing the primary components needed to complete the upgrades from five of our existing rigs and these five rigs were removed from our marketed fleet. We recorded an impairment charge of $21.9 million related to the remaining assets on these non-marketed rigs. Additionally, we recorded a $2.4 million asset impairment based upon the market approach method on certain capital spare parts, all of which were deemed to be incompatible with our upgraded fleet. Due to the uncertainty around the COVID-19 pandemic and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.

In the first and second quarters of 2019, we recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions.
In the second quarter of 2019, in light of the softening demand for contract drilling services, we recorded an impairment charge of $4.4 million relating to certain components on our SCR rigs and various other equipment. Management determined that these rigs could not be competitively marketed in the then current environment as SCR rigs and we removed them from our marketed fleet. Due to the high volume of idle SCR drilling equipment on the market at the time, management did not believe that the SCR drilling equipment could be sold for a material amount in the then current market environment, and therefore took the impairment charge.
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
During the fourth quarter of 2019, we recorded impairments totaling $25.9 million relating primarily to our decision to remove two rigs from our marketed fleet, as well as a plan to sell or otherwise dispose of rigs and related component equipment, much of which was acquired in connection with the Sidewinder Merger.
Assets Held for Sale
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we recognized impairment of $3.3 million as of March 31, 2020 associated with the decline in the market value of our assets held for sale. Throughout 2020, we sold $2.6 million of assets held for sale and received cash proceeds of $1.3 million, resulting in $1.3 million of loss on sale of assets. Additionally during 2020, assets held for sale were reduced by $2.8 million related to the remaining fair value of mechanical rigs acquired in the Sidewinder Merger which was recorded as a reduction in the related contingent consideration liability on our consolidated balance sheets.
During the fourth quarter of 2019, in conjunction with our plan to sell certain non-pad optimal rigs or partial rigs and related equipment acquired in the Sidewinder Merger, we impaired the related assets to fair value less estimated cost to sell and recorded $5.9 million of assets held for sale on our consolidated balance sheet. Assets held for sale as of December 31, 2019 also included the remaining $2.8 million of unsold mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement.
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

Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. During 2020, our operating costs also included approximately $0.6 million of costs associated with the decommissioning of rigs and $1.4 million of costs associated with the reactivation of idle rigs. Reactivation costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

Results of Operations
    The following summarizes our financial and operating data for the years ended December 31, 2020 and 2019:

	Year Ended
(In thousands, except per share data)	December 31, 2020	December 31, 2019
Revenues	$83,418	$203,602
Costs and expenses
Operating costs	65,367	144,913
Selling, general and administrative	13,484	16,051
Severance and merger-related expenses	1,076	2,698
Depreciation and amortization	43,919	45,367
Asset impairment, net	41,007	35,748
Loss on disposition of assets, net	723	4,943
Other expense	—	377
Total cost and expenses	165,576	250,097
Operating loss	(82,158)	(46,495)
Interest expense	(14,627)	(14,415)
Loss before income taxes	(96,785)	(60,910)
Income tax benefit	(147)	(122)
Net loss	$(96,638)	$(60,788)
Other financial and operating data:
Number of marketed rigs (end of year)(1)	24	29
Rig operating days(2)	3,739	8,985
Average number of operating rigs(3)	10.2	24.6
Rig utilization(4)	35%	83%
Average revenue per operating day(5)	$19,000	$20,628
Average cost per operating day(6)	$13,984	$14,202
Average rig margin per operating day	$5,016	$6,426
Oil price per Bbl (7) (end of year)	$48.35	$61.14
Natural gas price per Mcf (8) (end of year)	$2.36	$2.09
(1)Number of marketed rigs as of December 31, 2020 decreased by five rigs as compared to the number of marketed rigs as of December 31, 2019. Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete or market conditions substantially improve.
(2)Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned.
(3)Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(4)Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $9.0 million, and $15.8 million during the years ended December 31, 2020 and 2019, respectively, (ii) revenues associated with the amortization of intangible revenue acquired in the Sidewinder Merger of zero and $1.1 million during the years ended December 31, 2020 and 2019, respectively, and (iii) early termination revenues of $3.3 million and $1.4 million during the year ended December 31, 2020 and 2019, respectively.

(6)Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $9.0 million and $15.8 million during the years ended December 31, 2020 and 2019, respectively, (ii) new crew training costs of $0.2 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively, (iii) construction overhead costs expensed due to reduced rig construction activity of $1.9 million and $1.1 million during the years ended December 31, 2020 and 2019, respectively, and (iv) rig decommissioning costs associated with stacking deactivated rigs and rig reactivation costs associated with the redeployment of previously stacked rigs of $2.0 million and $0.2 million during the year ended December 31, 2020 and 2019, respectively.
(7)WTI spot price as reported by the United States Energy Information Administration.
(8)Henry Hub spot price as reported by the United States Energy Information Administration.
Comparison of the years ended December 31, 2020 and 2019
Revenues
Revenues for the year ended December 31, 2020 were $83.4 million, representing a 59.0% decrease over revenues of $203.6 million for the year ended December 31, 2019. This decrease was attributable to a decrease in operating days to 3,739 days as compared to 8,985 days in 2019. The decrease in operating days was primarily attributable to the drastic downturn in market conditions as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a revenue per operating day basis, which excludes the impact of early termination and intangible revenues, our revenue per operating day decreased to $19,000 during 2020 compared to revenue per operating day of $20,628 during 2019. This decrease in average revenue per day resulted from a significant decline in spot dayrates during 2020, including the expiration of various higher dayrate legacy term contracts during 2020.
Operating Costs
Operating costs for the year ended December 31, 2020 were $65.4 million, representing a 54.9% decrease over operating costs for the year ended December 31, 2019 of $144.9 million. This decrease was attributable to a decrease in operating days to 3,739 days as compared to 8,985 days in 2019. On a cost per operating day basis, our cost per day decreased to $13,984 during 2020, compared to cost per day of $14,202 during 2019. This decrease was primarily attributable to cost reduction activities instituted by us at the beginning of the second quarter of 2020 as well as increased labor costs associated with inefficiencies and transitory downtime during 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2020 were $13.5 million, representing a 16.0% decrease over selling, general and administrative expenses for the year ended December 31, 2019 of $16.1 million. This decrease was primarily related to cost cutting initiatives implemented by us at the beginning of the second quarter of 2020.
Severance and Merger-related Expenses
Severance expense of $1.1 million was recorded during 2020 in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and deteriorating market conditions.
Merger-related expenses of $2.7 million incurred during 2019 represent expenses associated with the Sidewinder Merger consisting primarily of severance, professional fees and other merger-related expenses.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2020 was $43.9 million, representing a 3.2% decrease compared to $45.4 million for the year ended December 31, 2019. This decrease was primarily the result of the asset impairments incurred in 2019 and 2020, offset by increases related to the introduction of new drilling rigs upgraded by us in 2019. We begin depreciating our rigs on a straight-line basis when they commence drilling operations.
Asset Impairment, net
Asset impairment expense of $41.0 million was recorded for the year ended December 31, 2020, as compared to $35.7 million for the year ended December 31, 2019. For further discussion, see “Significant Developments - Asset Impairments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss on Disposition of Assets, net
A loss on the disposition of assets totaling $0.7 million and $4.9 million was recorded for the years ended December 31, 2020 and 2019, respectively. In the current and prior year period the loss relates primarily to the sale of certain surplus assets, acquired in the Sidewinder Merger, as well as various other miscellaneous sales.
Other Expense
Other expense was $0.4 million for the year ended December 31, 2019 related to the settlement of a lawsuit.
Interest Expense
Interest expense was $14.6 million for the year ended December 31, 2020, compared to $14.4 million for the year ended December 31, 2019. This interest expense primarily related to our $130.0 million term loan facility.
Income Tax (Benefit) Expense
Income tax benefit for the year ended December 31, 2020 amounted to $0.1 million compared to income tax benefit of $0.1 million for the year ended December 31, 2019. The effective tax rate was 0.2% for the year ended 2020 compared to 0.2% for the year ended 2019. Taxes in both years relate to Louisiana state income tax and Texas margin tax.
Liquidity and Capital Resources
Our liquidity as of December 31, 2020 included approximately $7.5 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $7.7 million, a $15.0 million committed accordion under our existing term loan facility, $5.0 million available under our Commitment Purchase Agreement, $12.3 million of cash and $7.3 million of other net working capital.
We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, working capital and general corporate purposes. We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our Revolving Credit Facility will adequately finance all of our anticipated purchase commitments, capital expenditures and other cash requirements over the next twelve months from issuance.
You should read "Item 1A Risk Factors" in particular, "Risks Related to Our Liquidity", for additional information regarding risks surrounding our operations and financial liquidity.
Contractual Obligations
As of December 31, 2020, we had contractual obligations as described below.
Our obligations include "off-balance sheet arrangements" whereby the liabilities associated with unconditional purchase obligations are not fully reflected in our consolidated balance sheets.

(in thousands)	2021	2022	2023	Thereafter	Total
Term Loan Facility	$—	$—	$130,000	$—	$130,000
Interest on Term Loan Facility	11,863	11,863	11,863	—	35,589
Deferred amendment fee	—	—	975	—	975
Merger consideration payable to an affiliate, including interest	—	4,606	—	—	4,606
PPP Loan, including interest	4,345	5,719	—	—	10,064
Finance leases	3,892	4,275	26	—	8,193
Purchase obligations	600	—	—	—	600
Total contractual obligations	$20,700	$26,463	$142,864	$—	$190,027
Our long-term debt as of December 31, 2020 consisted of amounts due under our Term Loan Facility (as defined and further described below). Interest on long-term debt is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2020 under our Term Loan Facility. Interest payment obligations on our Term Loan Facility were estimated based on the 9.0% interest rate that was in effect at December 31, 2020, and the principal balance of $130 million at December 31, 2020, and assuming repayment of the outstanding balance occurs at October 1, 2023. On April 27, 2020, we entered into the PPP Loan in the aggregate principal amount of $10.0 million pursuant to the PPP, sponsored by the SBA as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness. Additionally, included in our contractual obligations are finance leases on vehicles and certain drilling equipment. These leases generally have a term of 36 months and are paid monthly.
Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $0.2 million that could be forfeited if we were to cancel these orders.
Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$287	$27,921
Net cash used in investing activities	(8,977)	(28,369)
Net cash provided by (used in) financing activities	15,763	(6,593)
Net increase (decrease) in cash and cash equivalents	$7,073	$(7,041)
Net Cash Provided By Operating Activities
Cash provided by operating activities was $0.3 million for the year ended December 31, 2020 compared to $27.9 million for the year ended December 31, 2019. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2020 were lower as a result of an increase in net loss of $35.9 million, adjusted for non-cash items of $88.5 million, compared to $89.1 million in 2019. Additionally, working capital changes that increased cash flows from operating activities were $8.4 million in 2020 compared to working capital changes that decreased cash flows from operating activities of $0.4 million in 2019.
Net Cash Used In Investing Activities
Cash used in investing activities was $9.0 million for the year ended December 31, 2020 compared to $28.4 million for the year ended December 31, 2019. Our primary investing activities in 2020 related to minor rig upgrades and maintenance capital expenditures. Cash payments of $14.2 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $5.1 million and the collection of principal on note receivable of $0.1 million. Cash payments during 2020 included approximately $8.1 million associated with equipment purchased in 2019. During 2019, cash payments of $38.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $9.0 million and proceeds from insurance claims of $1.0 million.
Net Cash Provided By (Used In) Financing Activities
Cash provided by financing activities was $15.8 million for the year ended December 31, 2020 compared to cash used in financing activities of $6.6 million for the year ended December 31, 2019. During 2020, we made borrowings under our Revolving Credit Facility of $11.0 million and under the PPP Loan of $10.0 million, offset by repayments under our Revolving Credit Facility of $11.0 million, common stock issuance costs of $0.8 million, received proceeds from issuance of common stock of $11.0 million, had restricted stock units withheld for taxes paid of $44.0 thousand, purchased $0.1 million of treasury stock and made payments for finance lease obligations of $4.3 million.
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
The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 15% of the outstanding shares of our common stock.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2020, the weighted-average interest rate on our borrowings was 9.00%. At December 31, 2020, the borrowing base under our ABL Credit Facility was $7.7 million, and we had $7.5 million of availability remaining of our $40.0 million commitment on that date.

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
Asset impairment expense of $41.0 million was recorded for 2020, as compared to $35.7 million for 2019. For further discussion, see “Significant Developments - Asset Impairments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-cancelable operating leases with terms of less than twelve months and unconditional purchase obligations not fully reflected on our consolidated balance sheets. See Note 14 - Commitments and Contingencies to our consolidated financial statements for additional information.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The amendments in the update are effective for public companies for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.
On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g. discontinuation of LIBOR) if certain criteria are met. As of December 31, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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
Interest Rate Risk
Total long-term debt at December 31, 2020 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.00%. As a result, our annual interest cost in 2021 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.90%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2020; however, there are no assurances that possible rate changes would be limited to such amounts.
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
The COVID-19 pandemic, responses taken and economic effects have caused significant declines in the global demand for crude oil. This demand decline has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). These combined events have resulted significant declines in demand for oil and major disruptions to global energy prices. Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors have led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. In July 2020, OPEC+ agreed to taper oil production cuts, which will reduce production cuts from 9.7 Mmbpd to 7.7 Mmbpd between August 2020 and January 2021. Downward pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects on production and demand are unknown at this time. As of February 16, 2021, the WTI spot price was $60.07.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Independence Contract Drilling, Inc.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, on January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 - Leases, using the effective date method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Recoverability of the Carrying Value of Marketed Drilling Rigs
As discussed in Note 7 to the consolidated financial statements, the Company recorded net property, plant and equipment of $382 million, including marketed drilling rigs and related equipment at a gross cost of $526 million as of December 31, 2020. The Company reviews long‐lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable (“triggering events”). During the quarter ended March 31, 2020, the Company determined a triggering event occurred, primarily due to the rapidly deteriorating market conditions related to the COVID-19 pandemic and downward pressure on oil prices, and performed an asset impairment test as of March 31, 2020. The marketed drilling rigs are impaired when management’s estimate of the undiscounted future cash flows is less than the carrying value of the assets.

We identified management’s assessment of the recoverability of the carrying value of the marketed drilling rigs included in the Company’s marketed rig fleet as a critical audit matter. Auditing management’s assessment of the recoverability of the carrying value of the Company’s marketed drilling rigs, and the amount of impairment charge, if any, that would be required, involved significant estimation and complex auditor judgement.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness, accuracy, and relevance of the underlying data used in estimating the undiscounted future cash flows used in the asset impairment test; and
•Evaluating the reasonableness of the significant assumptions used by management in developing the estimate of undiscounted future cash flows, including evaluating whether the projections were reasonable considering market data, and current and historical performance, and were consistent with evidence obtained through other areas of the audit.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Houston, Texas
March 1, 2021

Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$12,279	$5,206
Accounts receivable, net	10,023	35,834
Inventories	1,038	2,325
Assets held for sale	—	8,740
Prepaid expenses and other current assets	4,102	4,640
Total current assets	27,442	56,745
Property, plant and equipment, net	382,239	457,530
Other long-term assets, net	3,528	2,726
Total assets	$413,209	$517,001
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$7,637	$3,685
Accounts payable	4,072	22,674
Accrued liabilities	10,723	16,368
Merger consideration payable to an affiliate	—	3,022
Current portion of contingent consideration	—	2,814
Total current liabilities	22,432	48,563
Long-term debt	137,633	134,941
Merger consideration payable to an affiliate	2,902	—
Deferred income taxes, net	505	652
Other long-term liabilities	2,704	1,249
Total liabilities	166,176	185,405
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 6,254,396 and 3,876,196 shares issued, respectively; and 6,175,818 and 3,812,050 shares outstanding, respectively	62	38
Additional paid-in capital	517,948	505,831
Accumulated deficit	(267,064)	(170,426)
Treasury stock, at cost, 78,578 and 64,146 shares, respectively	(3,913)	(3,847)
Total stockholders’ equity	247,033	331,596
Total liabilities and stockholders’ equity	$413,209	$517,001
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$83,418	$203,602	$142,609
Costs and expenses
Operating costs	65,367	144,913	95,220
Selling, general and administrative	13,484	16,051	15,907
Severance and merger-related expenses	1,076	2,698	13,646
Depreciation and amortization	43,919	45,367	30,891
Asset impairment, net	41,007	35,748	25
Loss (gain) on disposition of assets, net	723	4,943	(740)
Other expense	—	377	—
Total cost and expenses	165,576	250,097	154,949
Operating loss	(82,158)	(46,495)	(12,340)
Interest expense	(14,627)	(14,415)	(7,562)
Loss before income taxes	(96,785)	(60,910)	(19,902)
Income tax (benefit) expense	(147)	(122)	91
Net loss	$(96,638)	$(60,788)	$(19,993)
Loss per share:
Basic and diluted	$(19.69)	$(16.11)	$(8.40)
Weighted-average number of common shares outstanding:
Basic and diluted	4,907	3,774	2,379
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock(1)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	1,899,261	$19	$326,977	$(89,645)	$(1,869)	$235,482
Restricted stock issued	69,295	1	(1)	—	—	—
RSUs vested, net of shares withheld for taxes	60,663	1	(711)	—	—	(710)
Purchase of treasury stock	(12,943)	—	(3)	—	(1,177)	(1,180)
Shares issued in connection with Sidewinder Merger	1,837,633	18	173,087	—	—	173,105
Stock-based compensation	—	—	4,829	—	—	4,829
Net loss	—	—	—	(19,993)	—	(19,993)
Balances at December 31, 2018	3,853,909	$39	$504,178	$(109,638)	$(3,046)	$391,533
Restricted stock forfeited	(6,478)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	2,737	—	(34)	—	—	(34)
Purchase of treasury stock	(38,118)	(1)	(7)	—	(801)	(809)
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	1,871	—	—	1,871
Net loss	—	—	—	(60,788)	—	(60,788)
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
Restricted stock forfeited	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	27,750	—	(44)	—	—	(44)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Issuance of common stock, net of offering costs	2,356,177	24	10,182	—	—	10,206
Stock-based compensation	—	—	1,979	—	—	1,979
Net loss	—	—	—	(96,638)	—	(96,638)
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
(1) Prior period results have been adjusted to reflect the 1-for-20 reverse stock split that took place in February 2020. See Reverse Stock Split in Note 1 - Nature of Operations and Recent Developments.
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(96,638)	$(60,788)	$(19,993)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,919	45,367	30,891
Asset impairment, net	41,007	35,748	25
Stock-based compensation	1,979	1,871	4,829
Loss (gain) on disposition of assets, net	723	4,943	(740)
Amortization of deferred rent	—	—	105
Deferred income taxes	(147)	(122)	91
Amortization of deferred financing costs	988	814	492
Write-off of deferred financing costs	—	—	856
Bad debt expense	16	459	22
Changes in operating assets and liabilities, net of effects of Sidewinder Merger
Accounts receivable	26,026	5,695	(1,022)
Inventories	117	(349)	250
Prepaid expenses and other assets	(1,023)	1,473	(4,681)
Accounts payable and accrued liabilities	(16,680)	(7,190)	5,010
Net cash provided by operating activities	287	27,921	16,135
Cash flows from investing activities
Cash acquired in Sidewinder Merger	—	—	10,743
Purchases of property, plant and equipment	(14,229)	(38,320)	(37,550)
Proceeds from insurance claims	—	1,000	257
Proceeds from the sale of assets	5,107	8,951	1,303
Collection of principal on note receivable	145	—	—
Net cash used in investing activities	(8,977)	(28,369)	(25,247)
Cash flows from financing activities
Borrowings under Term Loan Facility	—	—	130,000
Borrowings under Revolving Credit Facilities	11,045	4,511	55,732
Borrowings under PPP Loan	10,000	—	—
Repayments under Revolving Credit Facilities	(11,038)	(7,077)	(101,707)
Repayment of Sidewinder debt	—	—	(58,512)
Proceeds from issuance of common stock	10,978	—	—
Common stock issuance costs	(772)	(177)	—
Purchase of treasury stock	(66)	(809)	(1,180)
RSUs withheld for taxes	(44)	(34)	(710)
Financing costs paid under Term Loan Facility	—	(5)	(3,371)
Financing costs paid under Revolving Credit Facilities	—	(22)	(790)
Payments of finance and capital lease obligations	(4,340)	(2,980)	(636)
Net cash provided by (used in) financing activities	15,763	(6,593)	18,826
Net increase (decrease) in cash and cash equivalents	7,073	(7,041)	9,714
Cash and cash equivalents
Beginning of year	5,206	12,247	2,533
End of year	$12,279	$5,206	$12,247
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
COVID-19 Pandemic, Drilling Activity and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, has caused significant declines in global demand for crude oil. This reduction in demand has occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories have continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020. Our operating rig count experienced a similar collapse, bottoming at three operating rigs during the third quarter of 2020. Oil prices have recently recovered with the WTI price reaching $60.07 on February 16, 2021 supported by production cuts by OPEC+. The long-term effects on production and demand are unknown at this time. Currently, there is considerable uncertainty regarding measures to contain the virus and what potential future measures may be put in place, as well as uncertainty on how long OPEC+ will continue to maintain current production cuts, therefore we cannot predict when worldwide supply and demand for oil will stabilize.
In response to these adverse market conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity. As a result, demand for our services rapidly declined late in the first and second quarters of 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020. As of December 31, 2020, we had eleven contracted rigs. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 and changes to OPEC+ production cuts on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. Two contracts that expired at the end of 2020 had higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, these rigs are being contracted at prevailing market rates that remain depressed, therefore, we do expect to see our average revenue per day decline.

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
•Reduced annual compensation reductions for our directors; and
•Reduced headcount significantly for non-field-based personnel.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.8 million of employer social security payments during the year ended December 31, 2020.
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
PPP Loan
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
Common Stock Purchase Agreement
On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company has the right to sell to Tumim up to $5,000,000 (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. Sales of common stock pursuant to the Commitment Purchase Agreement, and the timing of any sales, are solely at our option and we are under no obligation to sell securities pursuant to this arrangement. Shares may be sold by the Company pursuant to this arrangement over a period of up to 24 months, commencing on December 1, 2020.
Under the applicable rules of the New York Stock Exchange (“NYSE”), in no event may we issue more than 1,234,546 shares of our common stock, which represents 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Commitment Purchase Agreement (the “Exchange Cap”), to Tumim under the Commitment Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap or (ii) the price of all applicable sales of our common stock to Tumim under the Commitment Purchase Agreement equals or exceeds the lower of (A) the official closing price on the NYSE immediately preceding the delivery by us of an applicable purchase notice under the Commitment Purchase Agreement and (B) the average of the closing prices of our common stock on the NYSE for the five business days immediately preceding the delivery by us of an applicable purchase notice under the Commitment Purchase Agreement, in each case plus $0.128, such that the transactions contemplated by the Commitment Purchase Agreement are exempt from the Exchange Cap limitation under applicable NYSE rules. In any event, the Commitment Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Commitment Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the NYSE. The Company has also limited the aggregate number of shares of common stock reserved for issuance under the Commitment Purchase Agreement to 1,500,000 shares without subsequent board approval.
In all instances, we may not sell shares of our common stock to Tumim under the Commitment Purchase Agreement if it would result in Tumim beneficially owning more than 4.99% of the common stock (the “Beneficial Ownership Cap”).
The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs, of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense.
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
Reverse Stock Split
Following approval by our stockholders on February 6, 2020, our Board of Directors approved a 1-for-20 reverse stock split of our common stock. The reverse stock split reduced the number of shares of common stock issued and outstanding from 77,523,973 and 76,241,045 shares, respectively, to 3,876,196 and 3,812,050 shares, respectively, and reduced the number of authorized shares of our common stock from 200,000,000 shares to 50,000,000 shares. The reverse split was effective March 11, 2020, and all share and earnings per share information in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split and the associated decrease in par value was recorded with the offset to additional paid-in capital.
Sidewinder Merger and Merger Consideration Amendment
We completed the merger with Sidewinder Drilling LLC on October 1, 2018. During the year ended December 31, 2019 and 2018, we recorded $2.7 million and $13.6 million, respectively, of merger-related expenses comprised primarily of severance, professional fees and various other integration related expenses. There were no merger expenses recorded during the year ended December 31, 2020.
Certain intangible liabilities were recorded in connection with the Sidewinder merger for drilling contracts in place at the closing date of the transaction that had unfavorable contract terms as compared to then current market terms for comparable drilling rigs. The intangible liabilities were amortized to operating revenues over the remaining underlying contract terms. During the year ended December 31, 2019 and 2018, $1.1 million and $2.0 million, respectively, of intangible revenue was recognized as a result of this amortization. The intangible liabilities were fully amortized in the second quarter of 2019.
In addition, at the time of consummation of the Sidewinder Merger, Sidewinder owned various mechanical rig assets and related equipment (the "Mechanical Rigs") located principally in the Utica and Marcellus plays. As these assets were not consistent with ICD’s core strategy or geographic focus, ICD agreed that these assets could be disposed of, with the Sidewinder unitholders receiving the net proceeds. As a result of this arrangement, on the merger date, we recorded the fair value of the Mechanical Rigs less costs to sell, as assets held for sale, with a related liability in contingent consideration. Subsequently, these assets were sold at auction for substantially less than the appraised fair values on the merger date. As a result, in the second quarter of 2020, the contingent consideration liability was reduced by the appraised fair values on the merger date and the proceeds were recorded as merger consideration payable to an affiliate on our consolidated balance sheets.
On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig net proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a change of control transaction (such applicable date, the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig net proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig net proceeds were previously payable in the second quarter of 2020.
Asset Impairment
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event occurred as of March 31, 2020 and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the then current macroeconomic conditions and uncertainties surrounding COVID-19.
In the fourth quarter of 2020, due to the highly competitive market and in an effort to minimize capital spending, management drafted and approved a plan to upgrade our existing fleet by utilizing the primary components needed to complete the upgrades from five of our existing rigs and these five rigs were removed from our marketed fleet. We recorded an impairment charge of $21.9 million related to the remaining assets on these non-marketed rigs. Additionally, we recorded a $2.4 million asset impairment based upon the market approach method on certain capital spare parts, all of which were deemed to be incompatible with our upgraded fleet. Due to the uncertainty around the COVID-19 pandemic and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
In the first and second quarters of 2019, we recorded $2.0 million and $1.1 million, respectively, of asset impairment expense in conjunction with the sale of miscellaneous drilling equipment at auctions.
In the second quarter of 2019, in light of the softening demand for contract drilling services, we recorded an impairment charge of $4.4 million relating to certain components on our SCR rigs and various other equipment. Management determined that these rigs could not be competitively marketed in the then current environment as SCR rigs and we removed them from our marketed fleet. Due to the high volume of idle SCR drilling equipment on the market at the time, management did not believe that the SCR drilling equipment could be sold for a material amount in the then current market environment, and therefore took the impairment charge.
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
Assets Held for Sale
As a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we recognized impairment of $3.3 million as of March 31, 2020 associated with the decline in the market value of our assets held for sale. Throughout 2020, we sold $2.6 million of assets held for sale and received cash proceeds of $1.3 million, resulting in $1.3 million of loss on sale of assets. Additionally during 2020, assets held for sale were reduced by $2.8 million related to the remaining fair value of mechanical rigs acquired in the Sidewinder Merger which was recorded as a reduction in the related contingent consideration liability on our consolidated balance sheets.
During the fourth quarter of 2019, in conjunction with our plan to sell certain non-pad optimal rigs or partial rigs and related equipment acquired in the Sidewinder Merger, we impaired the related assets to fair value less estimated cost to sell and recorded $5.9 million of assets held for sale on our consolidated balance sheet. Assets held for sale as of December 31, 2019 also included the remaining $2.8 million of unsold mechanical rigs belonging to Sidewinder unitholders as part of the Sidewinder Merger agreement.
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
Accounts Receivable
Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of current individual accounts. Receivables are written off when they are deemed to be uncollectible. Allowance for doubtful accounts was $0.5 million as of December 31, 2020 and 2019.
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
Additionally, we lease office space for our corporate headquarters in northwest Houston. Leases are evaluated at inception or at any subsequent material modification to determine if the lease should be classified as a finance or operating lease.
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
Capitalized Interest
We capitalize interest costs related to rig construction projects. Interest costs are capitalized during the construction period based on the weighted-average interest rate of the related debt. We did not capitalize any interest for the year ended December 31, 2020. Capitalized interest amounted to $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.
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
The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt, we used an annualized discount rate, including a credit valuation allowance, of 17.2%.  The following table summarizes the carrying value and fair value of our long-term debt as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$106,854	$130,000	$138,567
Revolving Credit Facility	8	6	—	—
PPP Loan	10,000	8,589	—	—
Merger consideration payable to an affiliate	2,902	3,490	—	—
The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily of long-lived assets. There were no transfers between levels of the hierarchy for the years ended December 31, 2020 and 2019.
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
We performed an impairment test during the third quarter of 2019 and recorded an impairment charge of $2.3 million, which represents the impairment of 100% of our previously recorded goodwill. The impairment was primarily the result of the downturn in industry conditions since the consummation of the Sidewinder Merger in the fourth quarter of 2018 and the subsequent related decline in the price of our common stock as of September 30, 2019.
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
See Note 5 - Leases for the impact of adopting this standard and a discussion of our policies related to leases.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include depreciation of property, plant and equipment, impairment of property, plant and equipment and assets held for sale, the collectability of accounts receivable and the fair value of the assets acquired and liabilities assumed in connection with acquired in business combinations.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments.  The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The amendments in the update are effective for public companies for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.
On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g. discontinuation of LIBOR) if certain criteria are met. As of December 31, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

Disaggregation of Revenue
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Dayrate drilling	$70,976	$184,374	$133,278
Mobilization	3,256	5,365	2,100
Reimbursables	5,838	11,237	4,970
Early termination	3,348	1,405	—
Capital modification	—	115	216
Intangible	—	1,079	2,044
Other	—	27	1
Total revenue	$83,418	$203,602	$142,609
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
The following table provides information about receivables and contract liabilities related to contracts with customers as of December 31, 2020 and 2019, respectively. We had no contract assets in either year.

(in thousands)	December 31, 2020	December 31, 2019
Receivables, which are included in "Accounts receivable, net"	$9,772	$35,378
Contract liabilities, which are included in "Accrued liabilities - deferred revenue"	$(119)	$(311)

Significant changes in the contract liabilities balance during the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Revenue recognized that was included in contract liabilities at beginning of period	$311	$1,374
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(119)	$(311)
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2021	2022	2023	Total
Revenue	$119	$—	$—	$119
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.1 million and $0.1 million on our consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, contract costs increased by $2.1 million and we amortized $2.1 million of contract costs.
Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.
5. Leases
Effective January 1, 2019, we adopted ASC 842. The most significant changes of the standard are (1) lessees recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with an initial term greater than 12 months on their balance sheets and (2) lessees and lessors disclose additional key information about their leasing transactions.
We elected to implement ASC 842 using the effective date method which recognizes and measures all leases that exist at the effective date, January 1, 2019, using a modified retrospective transition approach. There was no cumulative-effect adjustment required to be recorded in connection with the adoption of the new standard and the reported amount of lease expense and cash flows are substantially unchanged under ASC 842. Comparative periods are presented in accordance with ASC 840 and do not include any retrospective adjustments.
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
1)The timing and pattern of transfer of non-lease components and lease components are the same.
2)The lease component, if accounted for separately, would be classified as an operating lease.
If the non-lease component is the predominant component of the combined amount, an entity is required to account for the combined amount in accordance with Topic 606. Otherwise, the entity must account for the combined amount as an operating lease in accordance with Topic 842.
Revenues from our daywork drilling contracts meet both of the criteria above and we have determined both quantitatively and qualitatively that the service component of our daywork drilling contracts is the predominant component. Accordingly, we combine the lease and service components of our daywork drilling contracts and account for the combined amount under Topic 606. See Note 4 - Revenue from Contracts with Customers.
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
As a practical expedient, a lessee may elect not to apply the recognition requirements in ASC 842 to short-term leases. Instead a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. We elected to utilize this practical expedient.
We elected the package of practical expedients permitted in ASC 842. Accordingly, we accounted for our existing capital leases as finance leases under the new guidance, without reassessing whether the contracts contained a lease under ASC 842, whether classification of the capital lease would be different in accordance with ASC 842 and without reassessing any initial costs associated with the lease. As a result, we recognized on January 1, 2019 a lease liability, recorded as current portion of long-term debt and long-term debt on our consolidated balance sheets, at the carrying amount of the capital lease obligation on December 31, 2018, of $1.2 million and a ROU asset, recorded in plant, property and equipment on our consolidated balance sheets, at the carrying amount of the capital lease asset of $1.3 million. Additionally, we accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842 or (b) whether classification of the operating lease would be different in accordance with ASC 842. As a result, we recognized on January 1, 2019 a lease liability of $1.7 million, recorded in accrued liabilities and other long-term liabilities on our consolidated balance sheets, which represents the present value of the remaining lease payments discounted using our incremental borrowing rate of 8.17%, and a ROU asset of $0.9 million, recorded in other long-term assets on our consolidated balance sheets, which represents the lease liability of $1.7 million plus any prepaid lease payments, and less any unamortized lease incentives, totaling $0.8 million.
On January 1, 2019, the vehicle leases assumed in the Sidewinder Merger were amended to be consistent with our existing vehicle leases, which resulted in a change in the classification from operating leases to finance leases. On the amendment date, we recorded $0.4 million in finance lease obligations and right of use assets.
The components of lease expense were as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Operating lease expense	$616	$524
Short-term lease expense	2,863	4,755
Variable lease expense	382	569

Finance lease cost:
Amortization of right-of-use assets	$1,257	$1,163
Interest expense on lease liabilities	806	206
Total finance lease expense	2,063	1,369
Total lease expenses	$5,924	$7,217
Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$634	$509
Operating cash flows from finance leases	$798	$193
Financing cash flows from finance leases	$4,340	$2,980

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$1,601	$1,427
Finance leases	$2,648	$13,143

Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Operating leases:
Other long-term assets, net	$2,150	$1,033

Accrued liabilities	$964	$475
Other long-term liabilities	1,729	1,250
Total operating lease liabilities	$2,693	$1,725

Finance leases:
Property, plant and equipment	$13,700	$14,375
Accumulated depreciation	(981)	(1,425)
Property, plant and equipment, net	$12,719	$12,950

Current portion of long-term debt	$3,351	$3,685
Long-term debt	4,570	7,472
Total finance lease liabilities	$7,921	$11,157

Weighted-average remaining lease term
Operating leases	3.2 years	3.6 years
Finance leases	2.0 years	2.7 years

Weighted-average discount rate
Operating leases	8.25%	8.07%
Finance leases	8.88%	7.64%
Maturities of lease liabilities at December 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$1,195	$3,892
2022	840	4,275
2023	760	26
2024	372	—
2025	—	—
Thereafter	—	—
Total cash lease payment	3,167	8,193
Add: expected residual value	—	534
Less: imputed interest	(474)	(806)
Total lease liabilities	$2,693	$7,921

Rent expense was $5.1 million for the year ended December 31, 2018.

6. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2020	2019
Rig components and supplies	$1,038	$2,325

We determined that no reserve for obsolescence was needed at December 31, 2020 or 2019. No inventory obsolescence expense was recognized during the years ended December 31, 2020, 2019 and 2018.
7. Property, Plant and Equipment
Major classes of property, plant, and equipment, which include finance lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2020	2019
Land	$487	$487
Buildings	3,189	3,408
Drilling rigs and related equipment	525,933	568,675
Machinery, equipment and other	1,576	1,396
Finance leases	13,700	14,375
Vehicles	17	355
Construction in progress	19,876	22,260
Total	$564,778	$610,956
Less: Accumulated depreciation	(182,539)	(153,426)
Total Property, plant and equipment, net	$382,239	$457,530
Repairs and maintenance expense included in operating costs in our statements of operations totaled $9.7 million, $27.2 million and $19.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation expense was $43.9 million, $45.4 million and $30.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Supplemental Consolidated Balance Sheet and Cash Flow Information
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Prepaid insurance	$3,346	$2,450
Prepaid other	636	829
Deferred mobilization costs	89	112
Notes receivable	—	145
Insurance claim receivable	27	27
Other current assets	4	1,077
	$4,102	$4,640

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Accrued salaries and other compensation	$1,472	$3,500
Insurance	2,127	2,861
Deferred revenue	119	701
Property taxes and other	2,166	4,716
Interest	3,573	3,244
Operating lease liability - current	964	475
Other	302	871
	$10,723	$16,368
Supplemental consolidated cash flow information:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,309	$13,974	$3,202
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(7,201)	$1,607	$1,175
Additions to property, plant & equipment through finance and capital leases	$2,650	$13,143	$601
Transfer of assets from held and used to held for sale	$—	$(18,506)	$—
Transfer from inventory to fixed assets	$—	$(406)	$—
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(1,549)	$(249)	$—
Additions to property, plant and equipment through tenant allowance on leasehold improvement	$—	$—	$694
Sidewinder Merger consideration	$—	$—	$231,617
9. Long-term Debt
Our Long-term Debt consisted of the following:

	December 31,
(in thousands)	2020	2019
Term Loan Facility due October 1, 2023	$130,000	$130,000
Revolving Credit Facility due October 1, 2023	8	—
PPP Loan	10,000	—
Finance lease obligations	7,921	11,157
	147,929	141,157
Less: current portion of PPP Loan	(4,286)	—
Less: current portion of finance leases	(3,351)	(3,685)
Less: Term Loan Facility deferred financing costs	(2,659)	(2,531)
Long-term debt	$137,633	$134,941

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2020:

(in thousands)	2021	2022	2023	Thereafter	Total
Term Loan Facility	$—	$—	$130,000	$—	$130,000
PPP Loan	4,286	5,714	—	—	10,000
Total	$4,286	$5,714	$130,000	$—	$140,000
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
The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of December 31, 2020.
The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners, L.P. “MSD Partners”) is the lender of our $130.0 million Term Loan Facility.
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
Additionally, on October 1, 2018, we entered into a $40.0 million revolving Credit Agreement (the “ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The ABL Credit Facility has a maturity date of the earlier of October 1, 2023 or the maturity date of the Term Loan Credit Agreement.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2020.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2020, the weighted-average interest rate on our borrowings was 9.00%.   At December 31, 2020, the borrowing base under our ABL Credit Facility was $7.7 million, and we had $7.5 million of availability remaining of our $40.0 million commitment on that date.
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
10. Income Taxes
The components of the income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred:
Federal	$—	$—	$—
State	(147)	(122)	91
Income tax (benefit) expense	$(147)	$(122)	$91

The effective tax rate (as a percentage of net loss before income taxes) is reconciled to the U.S. federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income tax benefit at the statutory federal rate (21%)	$(20,285)	$(12,791)	$(4,233)
Nondeductible expenses	103	360	(270)
Valuation allowance	19,800	12,626	3,625
State taxes, net of federal benefit	(116)	(396)	14
Stock-based compensation and other	351	79	955
Income tax (benefit) expense	$(147)	$(122)	$91
Effective tax rate	0.2%	0.2%	0.5%
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2020	2019
Deferred income tax assets
Merger-related expenses	$836	$836
Bad debts	119	115
Stock-based compensation	1,168	1,136
Accrued liabilities and other	49	285
Deferred revenue	28	164
Interest limitation	3,298	555
ROU Asset(1)	507	404
Net operating losses	65,635	46,975
Total net deferred tax assets	$71,640	$50,470
Deferred income tax liabilities
Prepaids	$(769)	$(563)
Property, plant and equipment	(20,159)	(21,347)
Intangible assets	(231)	(124)
ROU Liability(1)	(628)	(242)
Other	(194)	—
Total net deferred tax liabilities	$(21,981)	$(22,276)
Valuation allowance	$(50,164)	$(28,846)
Net deferred tax liability	$(505)	$(652)
(1) Certain prior year amounts have been reclassified for consistency with the current year presentation. A reclass has been made to identify the ROU Asset and ROU Liability within the Income Tax footnote. This reclassification had no effect on the reported results of operations.
As of December 31, 2020, we had a total of $303.6 million of net operating loss carryforwards, of which $131.4 million will begin to expire in 2031 and $172.2 million will be carried forward indefinitely.
Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in April 2016 and October 2018 in connection with the Sidewinder Merger.  We are subject to an annual limitation on the usage of our NOL, however, we also believe that substantially all of the

NOL that existed in April 2016, as well as October 2018 at the time of the Sidewinder Merger, will be fully available to us over the life of the NOL carryforward period.  Management will continue to monitor the potential impact of Section 382 with respect to our NOL carryforward.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2020, we had no unrecognized tax benefits. We file income tax returns in the United States and in various state jurisdictions.  With few exceptions, we are subject to United States federal, state and local income tax examinations by tax authorities for tax periods 2012 and forward. Our federal and state tax returns for 2012 and subsequent years remain subject to examination by tax authorities. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.
In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In all years presented, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance.  All of our deferred tax liability as of December 31, 2020 relates to state taxes.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the consolidated statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.
11. Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. As of December 31, 2020, approximately 105,055 shares were available for future awards. Our policy is to account for forfeitures of share-based compensation awards as they occur.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Compensation cost recognized:
Stock options	$—	$—	$—
Restricted stock and restricted stock units	1,979	1,871	4,829
Total stock-based compensation	$1,979	$1,871	$4,829
Stock Options
Prior to 2016, we granted stock options that remain outstanding. No options were exercised or granted during the years ended December 31, 2020, 2019 or 2018. It is our policy that in the future any shares issued upon option exercise will be issued initially from any available treasury shares or otherwise as newly issued shares.
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

The following summary reflects the stock option activity and related information for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2020	33,458	$254.80
Exercisable at December 31, 2020	33,458	$254.80
The number of options exercisable at December 31, 2020 was 33,458 with a weighted-average remaining contractual life of 1.3 years and a weighted-average exercise price of $254.80 per share.
As of December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options. No options vested during the years ended December 31, 2020, 2019 and 2018.
Time-Based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 plan and the 2019 plan.
Time-Based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of time-based restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2020, there was $1.5 million in unrecognized compensation cost related to unvested time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	—	$—
Granted – Former Sidewinder executives (1)	32,331	64.40
Granted - Other	36,964	64.40
Vested	—	—
Forfeited/expired	—	—
Outstanding at January 1, 2019	69,295	64.40
Granted	—	—
Vested	—	—
Forfeited/expired	(6,478)	64.40
Outstanding at January 1, 2020	62,817	64.40
Granted	—	—
Vested	(16,767)	64.40
Forfeited/expired	(5,716)	64.40
Outstanding at December 31, 2020	40,334	$64.40
(1) Time-based restricted stock unit awards granted to former executives of Sidewinder Drilling, LLC relating to their becoming officers of ICD following the Sidewinder Merger.

Time-Based Restricted Stock Units
We have granted three-year time-based vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2020, there was $1.0 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.
A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	39,449	$101.00
Granted – Former Sidewinder executives (1)	20,479	95.80
Granted - Other	20,726	89.20
Vested and converted	(51,020)	98.20
Forfeited/expired	(9,155)	90.00
Outstanding at January 1, 2019	20,479	95.80
Granted	28,244	38.80
Vested and converted	(2,737)	94.20
Forfeited/expired	(1,547)	94.20
Outstanding at January 1, 2020	44,439	59.71
Granted	64,914	12.96
Vested and converted	(26,490)	54.97
Forfeited/expired	(18,966)	30.75
Outstanding at December 31, 2020	63,897	$22.78
(1) Time-based restricted stock granted to former executives of Sidewinder Drilling, LLC relating to their becoming officers of ICD following the Sidewinder Merger.
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2020, unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards totaled $0.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.
The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2018 were a risk-free interest rate of 2.13%, an expected volatility of 60.6% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $104.60.
The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2019 were a risk-free interest rate of 1.86%, an expected volatility of 58.2% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $29.00.
The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2020 were a risk-free interest rate of 1.38%, an expected volatility of 68.5% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $12.42.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	10,215	$107.00
Granted	11,326	94.40
Vested and converted	(8,147)	100.80
Forfeited/expired	(13,394)	100.00
Outstanding at January 1, 2019	—	—
Granted	23,480	33.90
Vested and converted	—	—
Forfeited/expired	—	—
Outstanding at January 1, 2020	23,480	33.90
Granted	24,854	12.42
Vested and converted	(1,260)	30.89
Forfeited/expired	(8,515)	21.24
Outstanding at December 31, 2020	38,559	$22.95

12. Stockholders’ Equity and Loss per Share
As of December 31, 2020, we had a total of 6,175,818 shares of common stock, $0.01 par value, outstanding, including 40,334 shares of restricted stock. We also had 78,578 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.
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

	For the Years Ended December 31,
(in thousands, except for per share data)	2020	2019	2018
Net loss (numerator)	$(96,638)	$(60,788)	$(19,993)
Loss per share:
Basic and diluted(1)	$(19.69)	$(16.11)	$(8.40)
Shares (denominator):
Weighted-average number of shares outstanding-basic(1)	4,907	3,774	2,379
Net effect of dilutive stock options and restricted stock units	—	—	—
Weighted-average common shares outstanding-diluted(1)	4,907	3,774	2,379
(1) Prior period results have been adjusted to reflect the 1-for-20 reverse stock split that took place in February 2020. See Reverse Stock Split in Note 1 -Nature of Operations and Recent Developments.
For all years presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and restricted stock units because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 33,458, 33,458 and 33,458 during the years ended December 31, 2020, 2019 and 2018, respectively. RSUs, which are not participating securities and are excluded from our diluted loss per share because they are anti-dilutive were 102,456, 44,447 and 20,480 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2020, we had outstanding purchase commitments to a number of suppliers totaling $0.6 million related primarily to rig equipment or components ordered but not received. We have paid deposits of $0.2 million related to these commitments.
Letters of Credit
As of December 31, 2020, we had outstanding letters of credit totaling $0.2 million as collateral for Sidewinder’s pre-acquisition insurance programs.  As of December 31, 2020, no amounts had been drawn under these letters of credit.
Employment Agreements
We have entered into employment agreements with six key executives, with original terms of three years, that automatically extend a year prior to expiration, provided that neither party has provided a written notice of termination before that date.  These agreements in aggregate provide for minimum annual cash compensation of $1.7 million and cash severance payments totaling $4.4 million for termination by ICD without cause, or termination by the employee for good reason, both as defined in the agreements.
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
15. Concentration of Market and Credit Risk
We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2020, these customers included Diamondback Energy, Inc. (16%), BPX Operating Company (15%), GeoSouthern Energy Corporation (12%) and Indigo Minerals, LLC (12%). For 2019, these customers included Diamondback Energy, Inc. (17%), GeoSouthern Energy Corporation (15%) and COG Operating, LLC, a subsidiary of Concho Resources, Inc. (14%). For 2018, these customers included GeoSouthern Energy Corporation (23%) and COG Operating, LLC, a subsidiary of Concho Resources, Inc. (22%).
Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them. As of December 31, 2020, BPX Operating Company (26%), Indigo Minerals, LLC (25%), GeoSouthern Energy Corporation (13%) and Triple Crown Resources, LLC (10%) accounted for 10% or more of our accounts receivable. As of December 31, 2019, Diamondback Energy, Inc. (21%) and GeoSouthern Energy Corporation (14%) accounted for 10% or more of our accounts receivable. As of December 31, 2018, COG Operating, LLC, a subsidiary of Concho Resources, Inc. (21%), Diamondback Energy, Inc. (14%), GeoSouthern Energy Corporation (14%) and BP p.l.c (10%) accounted for 10% or more of our accounts receivable.
We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2020, we had approximately $11.8 million in cash and cash equivalents in excess of FDIC limits.
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
We made interest payments on the Term Loan Facility totaling $12.0 million during the year ended December 31, 2020. Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million plus accrued interest of $0.3 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds. We are contractually obligated to make this payment to MSD, the unitholders’ representative, by the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction.
17. Unaudited Quarterly Financial Data
A summary of our unaudited quarterly financial data is as follows:

	Year Ended December 31, 2020
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31
Revenue	$38,494	$21,381	$10,224	$13,319
Operating loss	(24,661)	(6,477)	(11,676)	(39,344)
Income tax (benefit) expense	(42)	(11)	(31)	(63)
Net loss	(28,223)	(10,120)	(15,199)	(43,096)
Loss per share:
Basic and diluted	$(7.53)	$(2.52)	$(2.67)	$(7.02)

	Year Ended December 31, 2019
	Quarter Ended
(in thousands, except for per share data)	March 31	June 30	September 30	December 31
Revenue	$60,358	$52,879	$45,073	$45,292
Operating loss	(1,152)	(6,368)	(6,755)	(32,220)
Income tax (benefit) expense	(2,540)	2,898	232	(712)
Net loss	(2,373)	(12,858)	(10,547)	(35,010)
Loss per share:
Basic and diluted(1)	$(0.63)	$(3.4)	$(2.80)	$(9.32)
(1) Prior period results have been adjusted to reflect the 1-for-20 reverse stock split that took place in February 2020. See Reverse Stock Split in Note 1 -Nature of Operations and Recent Developments.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (1)	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$502	$16	$—	$—	$518
Valuation allowance for deferred tax assets	$28,846	$21,318	$—		$50,164
Year Ended December 31, 2019:
Allowance for doubtful accounts	$—	$502	$—	$—	$502
Valuation allowance for deferred tax assets	$16,022	$12,626	$—	$198	$28,846
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8	$22	$(30)	$—	$—
Valuation allowance for deferred tax assets	$12,396	$3,626	$—	$—	$16,022
(1) Amount comprised principally of purchase accounting adjustments in connection with the Sidewinder Merger.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM  9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable.
ITEM  9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.
Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all our officers and employees, a Code of Ethics for Senior Officers of the Company and a Code of Business Conduct and Ethics for Directors, which applies to all our directors. A copy of each of these codes of business conduct and ethics is available on our website at http://icdrilling.investorroom.com. Stockholders may also request a printed copy of either code of business conduct and ethics, free of charge, by contacting us at Independence Contract Drilling, Inc., 20475 State Highway 249, Suite 300, Houston, TX  77070 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Any waiver of any of the codes of business conduct and ethics for executive officers or directors may be made only by our Board of Directors or a committee of the Board of Directors committee to which the Board of Directors has delegated that authority and will be promptly disclosed to our stockholders as required by applicable United States federal securities laws and the corporate governance rules of the NYSE. Amendments to either code of business conduct and ethics must be approved by our Board of Directors and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.
ITEM 11.     EXECUTIVE COMPENSATION
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

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

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	March 1, 2021	By:	/s/ J. Anthony Gallegos, Jr.
			Name:	J. Anthony Gallegos, Jr.
			Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
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

Date:
March 1, 2021	By:	/s/ J. Anthony Gallegos, Jr.
		Name:	J. Anthony Gallegos, Jr.
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

March 1, 2021	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

March 1, 2021	By:	/s/ Katherine Kokenes
		Name:	Katherine Kokenes
		Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

March 1, 2021	By:	/s/ Matthew D. Fitzgerald
		Name:	Matthew D. Fitzgerald
		Title:	Director

March 1, 2021	By:	/s/ Daniel F. McNease
		Name:	Daniel F. McNease
		Title:	Director

March 1, 2021	By:	/s/ James G. Minmier
		Name:	James G. Minmier
		Title:	Director

March 1, 2021	By:	/s/ Stacy D. Nieuwoudt
		Name:	Stacy D. Nieuwoudt
		Title:	Director

March 1, 2021	By:	/s/ Adam J. Piekarski
		Name:	Adam J. Piekarski
		Title:	Director

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
Wellbore    The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein
2.1	Agreement and Plan of Merger, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub LLC, and Sidewinder Drilling, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 11, 2020 (File No. 001-36590)
3.4	Second Amended and Restated Bylaws of Independence Contract Drilling, Inc. (adopted as of February 27, 2019)	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Form of Senior Indenture	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
4.3	Form of Subordinated Indenture	Incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-3 filed by Independence Contract Drilling, Inc. on September 1, 2015 (File No. 333-206715)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.4 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on March 2, 2020 (File No. 001-36590)
10.1	Amended and Restated Stockholders’ Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and the Member Parties thereto.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
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
Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 1, 2019 (File No. 001-36590)
10.5
Second Amendment to Credit Agreement, dated as of November 22, 2019, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC (formerly named ICD Operating LLC), each as a Borrower, the Lenders party thereto, and U.S. Bank National Association, as Agent.
Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on November 3, 2020 (File No. 001-36590)

10.6
Third Amendment, dated as of June 4, 2020, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association, as Agent.
Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 5, 2020 (File No. 001-36590)
10.7	Paycheck Protection Program Note dated April 27, 2020	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 7, 2020 (File No. 001-36590)
10.8	Voting and Support Agreement, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., and the directors and officers party there.	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
10.9†	Executive Employment Agreement, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., and J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
10.10†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)
10.11†	Executive Employment Agreement with Philip A. Dalrymple dated December 18, 2020	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.12†	Executive Employment Agreement with Scott A. Keller dated December 18, 2020	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.13†	Executive Employment Agreement with Katherine Kokenes dated December 18, 2020	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.14†	Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
10.15†	Amendment No. 1 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 24, 2016 (File No. 001-36590)
10.16†	Amendment No. 2 to the Second Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 10-K filed by Independence Contract Drilling, Inc. on February 28, 2017 (File No. 001-36590)
10.17†	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)
10.18†	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.19†	Form of Nonqualified Stock Option Award Agreement pursuant to the Amended and Restated Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.20†	Form of Restricted Stock Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.21†	Form of Nonqualified Stock Option Award Agreement pursuant to the Independence Contract Drilling, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)

10.22†	Form of Performance Unit Award Agreement Total Shareholder Return	Incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.23†	Form of Performance Unit Award Agreement Cumulative EBITDA	Incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.24†	Form of 2016 TSR Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.25†	Form of 2016 Safety Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.26†	Form of 2016 Utilization Performance Unit Award Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.27†	Form of Time Based Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.28†	Form of Director Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 14, 2017 (File No. 001-36590)
10.29†	Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of February 27, 2019	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.30†	Form of 2019 Outside Director Restricted Stock Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.31†	Form of 2019 Restricted Stock Unit Award Agreement (Time-Based)	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.32†	Form of 2019 Performance Unit Award Agreement (Return on Invested Capital)	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.33†	Form of 2019 Performance-Based Unit Award Agreement (Total Shareholder Return)	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.34†	Form of Time Based Restricted Stock Unit Agreement (2020)	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.35†	Form of TSR Cash Settlement Award Agreement (2020)	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.36†	Form of ROIC Cash Settlement Award Agreement (2020)	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.37†	Form of Director RSU Award Agreement - Partial Cash Settlement (2020)	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.38†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)

10.39†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 28, 2018 (File No. 001-36590)
10.40†	Form of Change of Control Agreement	Incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
10.41
Letter Agreement re Mechanical Rig Net Proceeds, dated as of June 4, 2020, between Independence Contract Drilling, Inc. and MSD Credit Opportunity Master Fund, L.P., as Members’ Representative and Representative.
Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 5, 2020 (File No. 001-36590)
10.42	Common Stock Purchase Agreement, dated as of November 11, 2020, by and between Independence Contract Drilling, Inc. and Tumim Stone Capital LLC.	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 12, 2020 (File No. 001-36590)
10.43	Registration Rights Agreement, dated as of November 11, 2020, by and between Independence Contract Drilling, Inc., and Tumim Stone Capital LLC.	Incorporated by reference herein to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 12, 2020 (File No. 001-36590)
10.44	Form of Indemnification Agreement	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on May 20, 2020 (File No. 001-36590)
16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated April 7, 2015	Incorporated by reference herein to Exhibit 16.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on April 7, 2015 (File No. 001-36590)
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.
**    Furnished, not filed.
†     Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.