Form 10-Q
period 2021-03-31
Independence Contract Drilling, Inc.
filed 2021-05-04
CIK 1537028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
    6,518,180 shares of the registrant’s Common Stock were outstanding as of April 30, 2021.

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
All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independence Contract Drilling, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$5,440	$12,279
Accounts receivable, net	10,340	10,023
Inventories	1,071	1,038
Assets held for sale	507	—
Prepaid expenses and other current assets	3,920	4,102
Total current assets	21,278	27,442
Property, plant and equipment, net	373,749	382,239
Other long-term assets, net	3,271	3,528
Total assets	$398,298	$413,209
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$12,093	$7,637
Accounts payable	4,837	4,072
Accrued liabilities	9,472	10,723
Total current liabilities	26,402	22,432
Long-term debt	132,954	137,633
Merger consideration payable to an affiliate	2,902	2,902
Deferred income taxes, net	539	505
Other long-term liabilities	2,655	2,704
Total liabilities	165,452	166,176
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 6,594,158 and 6,254,396 shares issued, respectively, and 6,515,580 and 6,175,818 shares outstanding, respectively	65	62
Additional paid-in capital	519,783	517,948
Accumulated deficit	(283,089)	(267,064)
Treasury stock, at cost, 78,578 shares and 78,578 shares, respectively	(3,913)	(3,913)
Total stockholders’ equity	232,846	247,033
Total liabilities and stockholders’ equity	$398,298	$413,209
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$15,542	$38,494
Costs and expenses
Operating costs	14,541	30,229
Selling, general and administrative	3,686	3,761
Severance expense	—	1,076
Depreciation and amortization	9,989	11,516
Asset impairment	43	16,619
Gain on disposition of assets, net	(435)	(46)
Total costs and expenses	27,824	63,155
Operating loss	(12,282)	(24,661)
Interest expense	(3,709)	(3,604)
Loss before income taxes	(15,991)	(28,265)
Income tax expense (benefit)	34	(42)
Net loss	$(16,025)	$(28,223)
Loss per share:
Basic and diluted	$(2.58)	$(7.53)
Weighted average number of common shares outstanding:
Basic and diluted	6,215	3,750
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	25,285	—	(11)	—	—	(11)
Issuance of common stock through at-the-market facility, net of offering costs	140,377	1	520	—	—	521
Issuance of common stock under purchase agreement	174,100	2	872	—	—	874
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(16,025)	—	(16,025)
Balances at March 31, 2021	6,515,580	$65	$519,783	$(283,089)	$(3,913)	$232,846

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851
The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,025)	$(28,223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	9,989	11,516
Asset impairment	43	16,619
Stock-based compensation	537	570
Gain on disposition of assets, net	(435)	(46)
Deferred income taxes	34	(42)
Amortization of deferred financing costs	279	204
Bad debt expense	—	16
Changes in operating assets and liabilities
Accounts receivable	(317)	8,925
Inventories	(33)	(27)
Prepaid expenses and other assets	323	(462)
Accounts payable and accrued liabilities	(685)	(5,959)
Net cash (used in) provided by operating activities	(6,290)	3,091
Cash flows from investing activities
Purchases of property, plant and equipment	(1,742)	(9,139)
Proceeds from the sale of assets	654	628
Collection of principal on note receivable	—	145
Net cash used in investing activities	(1,088)	(8,366)
Cash flows from financing activities
Borrowings under Revolving ABL Credit Facility	—	11,038
Repayments under Revolving ABL Credit Facility	(8)	(38)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	521	—
Proceeds from issuance of common stock under purchase agreement	874	—
Purchase of treasury stock	—	(66)
RSUs withheld for taxes	(11)	(26)
Payments for finance lease obligations	(837)	(1,086)
Net cash provided by financing activities	539	9,822
Net (decrease) increase in cash and cash equivalents	(6,839)	4,547
Cash and cash equivalents
Beginning of period	12,279	5,206
End of period	$5,440	$9,753

	Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,171	$3,541
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$70	$(5,285)
Additions to property, plant and equipment through finance leases	$376	$55
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$—	$(204)
Transfer of assets from held and used to held for sale	$(550)	$—
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
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, caused significant declines in global demand for crude oil. This reduction in demand occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May 2020 delivery closing at negative $37.63 per barrel on April 20, 2020. Oil prices have recently recovered with the WTI price reaching $63.33 on April 19, 2021 supported by production cuts by OPEC+.
The long-term effects of the pandemic on production and demand are unknown at this time. While vaccinations have become available and made progress in certain regions during the first quarter of 2021, considerable uncertainty remains regarding ongoing measures to contain the virus, including travel restrictions, as well as uncertainty on how long OPEC+ will continue to maintain current production cuts. Accordingly, we cannot predict when worldwide supply and demand for oil will stabilize.
In response to these adverse market conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020. As of April 30, 2021, we had 13 contracted rigs. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 and changes to OPEC+ production cuts on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. Two contracts that expired at the end of 2020 had higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, these rigs are being contracted at prevailing market rates that remain depressed, and we expect to see our average revenue per day decline.

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
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The social security deferral program ended December 31, 2020. We deferred $0.8 million of employer side social security payments during the year ended December 31, 2020.
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
ATM Offering
On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). We issued and sold approximately $11 million in shares of common stock during 2020.
On March 8, 2021, in conjunction with the equity distribution agreement entered into on June 5, 2020, our board of directors authorized an additional $2.2 million in shares of common stock to be sold in transactions that are deemed to be “at the market offerings.” As of March 31, 2021, we raised gross proceeds of $0.7 million from the sale of shares in the offering.
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
The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. During the first quarter of 2021, we sold 174,100 shares for a total of $0.9 million in proceeds.
2.    Interim Financial Information
These unaudited consolidated financial statements include the accounts of ICD and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.
As we had no items of other comprehensive income in any period presented, no other components of comprehensive income is presented.
Interim results for the three months ended March 31, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.
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
Asset Impairment
During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale on our March 31, 2021 balance sheet and recognized a $43 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
During the three months ended March 31, 2020, as a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.
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
On April 1, 2020, we adopted the standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of March 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.
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
3.     Revenue from Contracts with Customers
The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Dayrate drilling	$14,261	$34,478
Mobilization	522	1,541
Reimbursables	759	2,448
Early termination	—	27
Total revenue	$15,542	$38,494
The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

(in thousands)	March 31, 2021	December 31, 2020
Receivables, which are included in “Accounts receivable, net”	$10,261	$9,772
Contract assets, which are included in "Prepaid expenses and other current assets"	$32	$—
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(208)	$(119)

Significant changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue recognized that was included in contract liabilities at beginning of period	$119	$311
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$(208)	$(505)
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2021	2022	2023	2024
Revenue	$217	$—	$—	$—
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
Contract Costs
We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.2 million and $0.1 million on our consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, contract costs increased by $0.5 million, and we amortized $0.4 million of contract costs. During the three months ended March 31, 2020, contract costs increased by $1.2 million, and we amortized $0.8 million of contract costs.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease expense	$235	$149
Short-term lease expense	550	1,281
Variable lease expense	97	134

Finance lease expense:
Amortization of right-of-use assets	$259	$392
Interest expense on lease liabilities	166	195
Total finance lease expense	425	587
Total lease expense	$1,307	$2,151

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$241	$160
Operating cash flows from finance leases	$164	$194
Financing cash flows from finance leases	$837	$1,086

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$—	$178
Finance leases	$376	$54
Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Operating leases:
Other long-term assets, net	$1,966	$2,150

Accrued liabilities	$908	$964
Other long-term liabilities	1,544	1,729
Total operating lease liabilities	$2,452	$2,693

Finance leases:
Property, plant and equipment	$14,076	$13,700
Accumulated depreciation	(1,239)	(981)
Property, plant and equipment, net	$12,837	$12,719

Current portion of long-term debt	$3,522	$3,351
Long-term debt	3,940	4,570
Total finance lease liabilities	$7,462	$7,921

Weighted-average remaining lease term
Operating leases	3.0 years	3.2 years
Finance leases	1.8 years	2.0 years

Weighted-average discount rate
Operating leases	10.68%	8.25%
Finance leases	8.89%	8.88%

Maturities of lease liabilities at March 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$888	$3,043
2022	840	4,377
2023	760	662
2024	372	74
2025	—	—
Thereafter	—	—
Total cash lease payment	2,860	8,156
Less: imputed interest	(408)	(694)
Total lease liabilities	$2,452	$7,462
5.    Financial Instruments and Fair Value
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
The fair value of our long-term debt and merger consideration payable to an affiliate are determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 10.4%. The following table summarizes the carrying value and fair value of our long-term debt and merger consideration payable to an affiliate as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$130,000	$124,599	$130,000	$106,854
Revolving ABL Credit Facility	$—	$—	$8	$6
PPP Loan	$10,000	$9,154	$10,000	$8,589
Merger consideration payable to an affiliate	$2,902	$3,873	$2,902	$3,490
The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.    Inventories
All of our inventory as of March 31, 2021 and December 31, 2020 consisted of supplies held for use in our drilling operations.
7.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued salaries and other compensation	$1,961	$1,472
Insurance	1,008	2,127
Deferred revenues	208	119
Property and other taxes	1,651	2,166
Interest	3,472	3,573
Operating lease liability - current	908	964
Other	264	302
	$9,472	$10,723
8.    Long-term Debt
Our long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Term Loan Facility due October 1, 2023	$130,000	$130,000
Revolving ABL Credit Facility due October 1, 2023	—	8
PPP Loan	10,000	10,000
Finance lease obligations	7,462	7,921
	147,462	147,929
Less: current portion of PPP Loan	(8,571)	(4,286)
Less: current portion of finance leases	(3,522)	(3,351)
Less: Term Loan Facility deferred financing costs	(2,415)	(2,659)
Long-term debt	$132,954	$137,633
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
The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of March 31, 2021.

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
In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount will be amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in kind the $2.8 million interest payment due under our Term Loan, which will increase our Term Loan balance accordingly.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2021.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of March 31, 2021, the weighted-average interest rate on our borrowings was 9.00%.  At March 31, 2021, the borrowing base under our ABL Credit Facility was $7.9 million, and we had $7.7 million of availability remaining of our $40.0 million commitment on that date.
On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company's headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower's loan forgiveness covered period. While there can be no assurance that such PPP loan can be forgiven, we submitted our application for forgiveness during the first quarter of 2021. Given the nature of the process, we do not know when a final determination on our application will be made, but we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.
9.    Stock-Based Compensation
Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2021, approximately 48,687 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.
A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Compensation cost recognized:
Restricted stock and restricted stock units	$454	$570
Cash-settled stock appreciation rights	83	—
Total stock-based compensation	$537	$570
No stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2021 or 2020.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.
There were no stock options granted during the three months ended March 31, 2021 or 2020.
A summary of stock option activity and related information for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2021	33,458	$254.80
Exercisable at March 31, 2021	33,458	$254.80
The number of options vested at March 31, 2021 was 33,458 with a weighted average remaining contractual life of 0.8 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at March 31, 2021.
Time-based Restricted Stock and Restricted Stock Units
We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock
Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2021, there was $1.4 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.4 years.
A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2021	40,334	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	40,334	$64.40
Time-based Restricted Stock Units
We have granted three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2021, there was $1.1 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.
A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2021	63,897	$22.78
Granted	77,938	4.95
Vested and converted	(25,285)	16.74
Forfeited	(1,809)	38.80
Outstanding at March 31, 2021	114,741	$11.74
Performance-Based and Market-Based Restricted Stock Units
We have granted three-year, performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock. Vesting and conversion of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital (“ROIC”) as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2021, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.2 million. This cost is expected to be recognized over a weighted-average period of 0.8 years.
A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2021	38,559	$22.95
Granted	—	—
Vested and converted	—	—
Forfeited	(10,785)	18.92
Outstanding at March 31, 2021	27,774	$24.51
Time-Based Cash-Settled Stock Appreciation Rights
We have granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement.
Time-based, cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of our common stock over the exercise price is paid in cash and not in common stock.
The fair value of time-based cash-settled SARs is revalued (mark-to-market) each reporting period using a Monte Carlo simulation model based on period-end stock price. Expected term of the SARs is calculated as the average of each vesting tranche’s midpoint between vesting date and expiration date plus the vesting period. Expected volatility is based on the historical volatility of our stock for the length of time corresponding to the expected term of the SARs. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.
The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the three months ended March 31, 2021 using the Monte Carlo simulation model:

Three Months Ended March 31, 2021
Expected term of cash-settled SARs	4.4 years
Expected volatility factor	113.3%
Expected dividend yield	0.00%
Risk-free interest rate	0.73%
Changes to the company's non-vested time-based cash-settled SARs during the three months ended March 31, 2021 are as follows:

	Three Months Ended March 31, 2021
	Cash-settled SARs (in thousands)	Weighted Average Fair Value Price Per Share
Non-vested cash-settled SARs at January 1, 2021	—	$—
Granted	2,954	0.64
Vested	—	—
Non-vested cash-settled SARs at March 31, 2021	2,954	$0.64

As of March 31, 2021, there was $1.8 million of unrecognized compensation cost related to non-vested time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 1.5 years.
10.    Stockholders’ Equity and Earnings (Loss) per Share
As of March 31, 2021, we had a total of 6,515,580 shares of common stock, $0.01 par value, outstanding. We also had 78,578 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net loss (numerator):	$(16,025)	$(28,223)
Loss per share:
Basic and diluted	$(2.58)	$(7.53)
Shares (denominator):
Weighted average common shares outstanding - basic	6,215	3,750
Weighted average common shares outstanding - diluted	6,215	3,750
For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 33,458 during the three months ended March 31, 2021 and 33,458 during the three months ended March 31, 2020. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 142,515 for the three months ended March 31, 2021 and 142,715 for the three months ended March 31, 2020.
11.    Income Taxes
Our effective tax rate was (0.2)% and 0.1% for the three months ended March 31, 2021 and 2020, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.
12.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2021, we had outstanding purchase commitments to a number of suppliers totaling $0.4 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2021.
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
13.    Related Parties
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
We made interest payments on the Term Loan Facility totaling $2.9 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement, with the Sidewinder unitholders receiving the net proceeds. On June 4, 2020, we entered into a letter agreement with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the merger consideration payable, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction (the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of merger consideration payable during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The merger consideration payable was previously payable in the second quarter of 2020. As of March 31, 2021, accrued interest payable on the merger consideration payable was $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part 1“Item 1A. Risk Factors” or in other parts of the Form 10-K.
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
Significant Developments
COVID-19 Pandemic and Market Conditions Update
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The continued spread of the COVID-19 virus and the responses taken to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, caused significant declines in global demand for crude oil. This reduction in demand occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May 2020 delivery closing at negative $37.63 per barrel on April 20, 2020. This resulted in an unprecedented decline in the U.S. land rig count reaching an all-time low of 244 on August 14, 2020. Although oil prices have recently recovered with the WTI price reaching $63.33 on April 19, 2021 supported by production cuts by OPEC, the U.S. land rig count remains very low and has only modestly improved, reaching 427 rigs on April 23, 2021.

The long-term effects of the pandemic on production and demand are unknown at this time. While vaccinations have become available and made progress in certain regions during the first quarter of 2021, considerable uncertainty remains regarding ongoing measures to contain the virus, including travel restrictions, as well as uncertainty on how long OPEC+ will continue to maintain current production cuts. Accordingly, we cannot predict when worldwide supply and demand for oil will stabilize.
In response to these adverse market conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020. As of April 30, 2021, we had 13 contracted rigs. However, due to the lack of visibility and confidence towards customer intentions and the unknown future impacts of COVID-19 and changes to OPEC production cuts on economic conditions and oil and gas demand and drilling activity, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. Two contracts that expired at the end of 2020 had higher dayrates than prevailing spot rates. As a result, although our operating rig count has been increasing, these rigs are being contracted at prevailing market rates that remain depressed, and we expect to see our average revenue per day decline as compared to our legacy contracts.
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
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The social security deferral program ended December 31, 2020. We deferred $0.8 million of employer side social security payments during the year ended December 31, 2020.
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
ATM Offering
On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11,000,000 (the “Shares”). We issued and sold approximately $11 million in shares of common stock during 2020.

On March 8, 2021, in conjunction with the equity distribution agreement entered into June 5, 2020, our board of directors authorized an additional $2.2 million in shares of common stock to be sold in transactions that are deemed to be “at the market offerings”. As of March 31, 2021, we raised gross proceeds of $0.7 million from the sale of shares in the offering. We have used and plan to continue using the net proceeds from the sales pursuant to the Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures.
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
The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. During the first quarter of 2021, we sold 174,100 shares for a total of $0.9 million in proceeds pursuant to the terms of the Commitment Purchase Agreement
Asset Impairment and Assets Held for Sale
During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale on our March 31, 2021 balance sheet and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
During the three months ended March 31, 2020, as a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.

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
During the three months ended March 31, 2021, our operating costs also included approximately $1.1 million of costs associated with the reactivation of idle rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.
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

Results of Operations
The following summarizes our financial and operating data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Revenues	$15,542	$38,494
Costs and expenses
Operating costs	14,541	30,229
Selling, general and administrative	3,686	3,761
Severance expense	—	1,076
Depreciation and amortization	9,989	11,516
Asset impairment	43	16,619
Gain on disposition of assets, net	(435)	(46)
Total cost and expenses	27,824	63,155
Operating loss	(12,282)	(24,661)
Interest expense	(3,709)	(3,604)
Loss before income taxes	(15,991)	(28,265)
Income tax expense (benefit)	34	(42)
Net loss	$(16,025)	$(28,223)

Other financial and operating data
Number of marketed rigs (end of period) (1)	24	29
Rig operating days (2)	929	1,738
Average number of operating rigs (3)	10.3	19.1
Rig utilization (4)	43.0%	66.0%
Average revenue per operating day (5)	$15,465	$19,823
Average cost per operating day (6)	$12,663	$14,648
Average rig margin per operating day	$2,802	$5,175
(1)    Marketed rigs exclude five idle rigs that will not be reactivated unless market conditions materially improve.
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
(5)    Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $1.2 million and $4.0 million during the three months ended March 31, 2021 and 2020, respectively.
(6)    Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $1.2 million and $4.0 million during the three months ended March 31, 2021 and 2020, respectively; (ii) overhead costs expensed due to reduced rig upgrade activity of $0.5 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively; and (iii) rig reactivation costs, inclusive of new crew training costs, of $1.1 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues
Revenues for the three months ended March 31, 2021 were $15.5 million, representing a 59.6% decrease as compared to revenues of $38.5 million for the three months ended March 31, 2020. This decrease was attributable to a decrease in operating days and revenue per day. Operating days decreased to 929 days as compared to 1,738 days in the prior year comparable quarter. The decrease in operating days was primarily attributable to the ongoing downturn in market conditions as a result of the COVID-19 pandemic impacts on demand for crude oil, and resulting impacts on demand for our services. On a revenue per operating day basis, which excludes the impact of early termination revenues, our revenue per day decreased by 22.0% to $15,465 during the three months ended March 31, 2021, as compared to revenue per day of $19,823 for the three months ended March 31, 2020. This decrease in revenue per day was the result of declining dayrates as compared to the prior year quarter and expiration of various higher dayrate legacy contracts during the year.
Operating Costs
Operating costs for the three months ended March 31, 2021 were $14.5 million, representing a 51.9% decrease as compared to operating costs of $30.2 million for the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in operating days to 929 days as compared to 1,738 days in the prior year comparable quarter. On a cost per operating day basis, our cost decreased to $12,663 per day during the three months ended March 31, 2021, representing an 13.6% decrease compared to cost per operating day of $14,648 for the three months ended March 31, 2020. This decrease was primarily attributable to cost reduction activities instituted at the beginning of the second quarter of 2020 as well as one of our operating rigs earning revenues on a standby basis for most of the first quarter of 2021.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2021 were $3.7 million, representing a 2.0% decrease as compared to selling, general and administrative expense of $3.8 million for the three months ended March 31, 2020. This decrease as compared to the prior year comparable quarter primarily relates to cost cutting initiatives that were implemented at the beginning of the second quarter of 2020, offset by higher accrued incentive pay.
Severance Expense
No severance expense was recorded during the first quarter of 2021. Severance expense of $1.1 million was recorded for the three months ended March 31, 2020, in association with the cost reduction activities instituted at the beginning of 2020.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2021 was $10.0 million, representing a 13.3% decrease compared to depreciation and amortization expense of $11.5 million for the three months ended March 31, 2020. The decrease in depreciation and amortization expense is primarily the result of the asset impairments reported in 2020.
Asset Impairment
During the three months ended March 31, 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale on our March 31, 2021 balance sheet and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property.
During the three months ended March 31, 2020, as a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we further impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.
Gain on Disposition of Assets, net
A gain on the disposition of assets totaling $0.4 million was recorded for the three months ended March 31, 2021 compared to a gain on the disposition of assets totaling $46.0 thousand in the prior year comparable quarter. In the current and prior year quarter, the gains, related to the sale of miscellaneous drilling equipment.

Interest Expense
Interest expense was $3.7 million for the three months ended March 31, 2021 and $3.6 million for the three months ended March 31, 2020.
Income Tax Expense (Benefit)
Income tax expense recorded for the three months ended March 31, 2021 amounted to $34.0 thousand as compared to income tax benefit of $42.0 thousand for the three months ended March 31, 2020. Our effective tax rates for the three months ended March 31, 2021 and 2020 were (0.2)% and 0.1%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.
Liquidity and Capital Resources
Our liquidity at March 31, 2021 consisted of cash on hand of $5.4 million, $7.7 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $7.9 million, a $15 million committed accordion under our existing term loan facility, and a maximum of $4.1 million available under our Commitment Purchase Agreement.
We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, working capital and general corporate purposes.
Due to lack of visibility and confidence towards customer intentions, although our operating rig count has begun to improve, and reached 13 rigs as of April 30, 2021, we cannot assure you that future declines in operating rigs will not occur or that our operating rig count will continue to improve. During the first quarter of 2021, cash flow from operations, ignoring working capital fluctuations, was negative and we expect such metrics to be negative during the second quarter as well, and we can provide no assurance as to when it will return to positive. On April 1, 2021, we elected to pay in kind the $2.8 million interest payment due under our Term Loan, which will increase our Term Loan balance accordingly. Looking forward past March 31, 2021, and taking into account this payment of interest in kind, we currently estimate that required non-operating cash payments for interest under our credit facilities and finance lease payments will approximate $13.9 million for the 12 months ending March 31, 2022. Payments for capital expenditures and to fund operations will be in addition to these amounts.
Because our cash flows from operations have been and may continue to be materially impacted by depressed market conditions caused by the COVID-19 pandemic, we may be required to draw down funds pursuant to the $15 million accordion feature under our term loan facility to meet required non-operating expenditures and if necessary to fund operations. In the second quarter of 2020, we entered into the $10 million PPP Loan pursuant to the Paycheck Protection Program (the “PPP”). We used the proceeds of the loan for payroll costs, rent, utilities, mortgage interests, and other permitted purposes. Additionally, in order to decrease near term non-operating commitments, we modified the term loan credit agreement to permit us to elect to pay accrued and unpaid interest for one quarter in kind. Subsequent to the first quarter of 2021, we exercised the option to pay one quarter interest in kind on April 1, 2021. Additionally, we amended the Merger Consideration Agreement to extend the required payment date to the earlier of (i) June 30, 2022 and (ii) a change of control transaction and also initiated an additional ATM equity offering in which we raised an aggregate of $0.7 million in gross proceeds during the first quarter of 2021 (see “Significant Developments” for additional information). We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.
Net Cash (Used In) Provided By Operating Activities
Cash used in operating activities was $6.3 million for the three months ended March 31, 2021 compared to cash provided by operating activities of $3.1 million during the same period in 2020. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, non-cash compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2021 were lower as a result of a decrease in net loss of $12.2 million, adjusted for non-cash items, of $10.4 million for the three months ended March 31, 2021 compared to $28.8 million for non-cash items during the same period in 2020. Additionally, working capital changes decreased cash flows from operating activities by $0.7 million for the three months ended March 31, 2021 compared to an increase of cash flows of $2.5 million during the same period in 2020.

Net Cash Used In Investing Activities
Cash used in investing activities was $1.1 million for the three months ended March 31, 2021 compared to cash used in investing activities of $8.4 million during the same period in 2020. During the first three months of 2021, cash payments of $1.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million. During the 2020 period, cash payments of $9.1 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.6 million and the collection of principal on a note receivable of $0.1 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $0.5 million for the three months ended March 31, 2021 compared to cash provided by financing activities of $9.8 million during the same period in 2020. During the first three months of 2021, we received proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $0.5 million and proceeds from the issuance of common stock under purchase agreement of $0.9 million. These proceeds were offset by repayments under our revolving credit facility of $8.0 thousand, restricted stock unit’s withheld for taxes paid of $11.0 thousand and payments for finance lease obligations of $0.8 million. During the first three months of 2020 we made borrowings under our revolving credit facility of $11.0 million. These proceeds were offset by repayments under our revolving credit facility of $38.0 thousand, the purchase of treasury stock of $66.0 thousand, restricted stock unit's withheld for taxes paid of $26.0 thousand and payments for finance lease obligations of $1.1 million.
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
The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility.  MSD Partners, together with MSD Capital, own approximately 9.8% of the outstanding shares of our common stock.
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
The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2021.
The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries.  As of March 31, 2021, the weighted-average interest rate on our borrowings was 9.00%.  At March 31, 2021, the borrowing base under our ABL Credit Facility was $7.9 million, and we had $7.7 million of availability remaining of our $40.0 million commitment on that date.
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
The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower's loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower's loan forgiveness covered period. We submitted our application for forgiveness during the first quarter of 2021. Given the nature of the process, we do not know when a final determination on our application will be made, but we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.
Additionally, included in our long-term debt are finance leases. These leases generally have initial terms of 36 months and are paid monthly.
 Other Matters
Off-Balance Sheet Arrangements
We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  These arrangements relate to non-

cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets (see Note 12 “Commitments and Contingencies” for additional information).
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
In the first quarter of 2021, in relation to the pending sale of one of our field location facilities, we impaired the property to its fair market value less the cost of sale and recognized $43.0 thousand of impairment expense.
In the first quarter of 2020, as a result of the rapidly deteriorating market conditions described in “COVID-19 Pandemic and Market Conditions Update”, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the current macroeconomic conditions and uncertainties surrounding COVID-19. Due to the uncertainty around COVID-19 and current market conditions, we may have to make further impairment charges in future periods relating to, among other things, fixed assets and inventory.
For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2020.
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
On April 1, 2020, we adopted the standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of March 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.
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
Interest Rate Risk
Total long-term debt at March 31, 2021 included $130.0 million of floating-rate debt attributed to borrowings at an average interest rate of 9.00%. As a result, our annual interest cost in 2021 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.90%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2021; however, there are no assurances that possible rate changes would be limited to such amounts.
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
The COVID-19 pandemic, responses taken and economic effects caused significant declines in the global demand for crude oil. This demand decline occurred concurrent with the initiation of a crude oil price war between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group). These combined events resulted in significant declines in demand for oil and major disruptions to global energy prices. Even with the production cuts announced by the OPEC+ group and others on April 9, 2020, and the cessation to the crude oil price war, crude oil inventories continued to rise and to test storage capacity and logistics networks. These factors led to a collapse in oil prices, with the WTI price for May 2020 delivery closing at negative $37.63 per barrel on April 20, 2020. In July 2020, OPEC+ agreed to taper oil production cuts, reducing production cuts from 9.7 million barrels per day (“Mmbpd”) to 7.7 Mmbpd between August 2020 and January 2021. In January 2021, OPEC+ agreed to adjust the production reduction from 7.7 Mmbpd to 7.2 Mmbpd. Pressure on oil prices is expected to continue for the foreseeable future, and the long-term effects of the pandemic on production and demand are unknown at this time. As of April 19, 2021, the WTI spot price was $63.33.
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
We expect all of our customers, lenders and suppliers have been adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers at this time, given the dramatic impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past due excluded from consideration. As a result, a continued reduction in the utilization of our rigs or delays in payment or payment defaults by any of our customers will continue to have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the dramatic impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have on our lenders’ ability to meet their commitments to us, and any failure to do so would have a material adverse effect on our liquidity and financial position.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks related to our business set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2020. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM  5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Form of 2021 SAR Award Agreement

10.2*	Form of 2021 TSR Performance Award Agreement

10.3*	Form of 2021 Retention Agreement

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
Date: May 4, 2021