Form 10-Q
period 2021-06-30
Independence Contract Drilling, Inc.
filed 2021-08-04
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

7,243,937 shares of the registrant’s Common Stock were outstanding as of July 30, 2021.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	inability to predict the duration or magnitude of the effects of the COVID-19 pandemic on our business, operations, and financial condition and when or if worldwide oil demand will stabilize;
●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	increased regulation of drilling in unconventional formations;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$6,032	$12,279
Accounts receivable, net	14,062	10,023
Inventories	1,077	1,038
Assets held for sale	507	—
Prepaid expenses and other current assets	2,308	4,102
Total current assets	23,986	27,442
Property, plant and equipment, net	368,733	382,239
Other long-term assets, net	3,006	3,528
Total assets	$395,725	$413,209
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$13,642	$7,637
Accounts payable	10,245	4,072
Accrued liabilities	10,860	10,723
Current portion of merger consideration payable to an affiliate	2,902	—
Total current liabilities	37,649	22,432
Long-term debt	133,825	137,633
Merger consideration payable to an affiliate	—	2,902
Deferred income taxes, net	572	505
Other long-term liabilities	2,733	2,704
Total liabilities	174,779	166,176
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,322,515 and 6,254,396 shares issued, respectively, and 7,243,937 and 6,175,818 shares outstanding, respectively	72	62
Additional paid-in capital	522,777	517,948
Accumulated deficit	(297,990)	(267,064)
Treasury stock, at cost, 78,578 shares and 78,578 shares, respectively	(3,913)	(3,913)
Total stockholders’ equity	220,946	247,033
Total liabilities and stockholders’ equity	$395,725	$413,209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$19,817	$21,381	$35,359	$59,875
Costs and expenses
Operating costs	17,040	14,095	31,581	44,324
Selling, general and administrative	4,075	3,544	7,761	7,305
Severance expense	—	—	—	1,076
Depreciation and amortization	9,516	11,055	19,505	22,571
Asset impairment, net	250	—	293	16,619
Loss (gain) on disposition of assets, net	31	(836)	(404)	(882)
Total costs and expenses	30,912	27,858	58,736	91,013
Operating loss	(11,095)	(6,477)	(23,377)	(31,138)
Interest expense	(3,773)	(3,654)	(7,482)	(7,258)
Loss before income taxes	(14,868)	(10,131)	(30,859)	(38,396)
Income tax expense (benefit)	33	(11)	67	(53)
Net loss	$(14,901)	$(10,120)	$(30,926)	$(38,343)
Loss per share:
Basic and diluted	$(2.22)	$(2.52)	$(4.78)	$(9.87)
Weighted average number of common shares outstanding:
Basic and diluted	6,714	4,018	6,466	3,884

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	25,285	—	(11)	—	—	(11)
Issuance of common stock through at-the-market facility, net of offering costs	140,377	1	520	—	—	521
Issuance of common stock under purchase agreement	174,100	2	872	—	—	874
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(16,025)	—	(16,025)
Balances at March 31, 2021	6,515,580	$65	$519,783	$(283,089)	$(3,913)	$232,846
Issuance of common stock through at-the-market facility, net of offering costs	445,557	4	1,468	—	—	1,472
Issuance of common stock under purchase agreement	282,800	3	1,072	—	—	1,075
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(14,901)	—	(14,901)
Balances at June 30, 2021	7,243,937	$72	$522,777	$(297,990)	$(3,913)	$220,946

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851
Restricted stock forfeiture	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	6,711	—	(52)	—	—	(52)
Issuance of common stock through at-the-market facility, net of offering costs	1,192,566	12	6,789	—	—	6,801
Stock-based compensation	—	—	290	—	—	290
Net loss	—	—	—	(10,120)	—	(10,120)
Balances at June 30, 2020	5,003,109	$50	$513,402	$(208,769)	$(3,913)	$300,770

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(30,926)	$(38,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	19,505	22,571
Asset impairment, net	293	16,619
Stock-based compensation	1,217	860
Gain on disposition of assets, net	(404)	(882)
Interest expense (non-cash)	2,828	—
Deferred income taxes	67	(53)
Amortization of deferred financing costs	558	431
Bad debt expense	—	149
Changes in operating assets and liabilities
Accounts receivable	(4,039)	22,622
Inventories	(39)	(16)
Prepaid expenses and other assets	2,209	1,319
Accounts payable and accrued liabilities	3,862	(16,258)
Net cash (used in) provided by operating activities	(4,869)	9,019
Cash flows from investing activities
Purchases of property, plant and equipment	(4,295)	(12,126)
Proceeds from the sale of assets	739	1,002
Collection of principal on note receivable	—	145
Net cash used in investing activities	(3,556)	(10,979)
Cash flows from financing activities
Borrowings under Revolving ABL Credit Facility	9	11,038
Repayments under Revolving ABL Credit Facility	(8)	(11,038)
Borrowings under PPP Loan	—	10,000
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	1,993	6,801
Proceeds from issuance of common stock under purchase agreement	1,949	—
Purchase of treasury stock	—	(66)
RSUs withheld for taxes	(11)	(79)
Payments for finance lease obligations	(1,754)	(2,506)
Net cash provided by financing activities	2,178	14,150
Net (decrease) increase in cash and cash equivalents	(6,247)	12,190
Cash and cash equivalents
Beginning of period	12,279	5,206
End of period	$6,032	$17,396

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,406	$7,021
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$2,171	$(7,412)
Additions to property, plant and equipment through finance leases	$632	$2,434
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$—	$(599)
Transfer of assets from held and used to held for sale	$(550)	$—

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE CONTRACT DRILLING, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.Nature of Operations and Recent Events

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

Market Conditions and COVID-19 Pandemic Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and the first half of 2021.

Oil prices and natural gas prices have improved substantially since falling to historic lows in 2020, with oil prices (WTI-Cushing) reaching a recent high of $75.37 per barrel on July 2, 2021, and natural gas prices (Henry Hub) reaching a recent high of $3.80 per mmcf on July 14, 2021. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles.

As of June 30, 2021, we had 13 rigs operating, with our 14th and 15th rigs reactivating in July 2021. However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the uncertainty of the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. As such, we will continue to actively monitor their impact on our operations and financial condition.

ATM Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “ATM Distribution Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the ATM Distribution Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11 million. We issued and sold approximately $11 million in shares of common stock during 2020.

On March 8, 2021, in conjunction with the ATM Distribution Agreement entered into on June 5, 2020, our board of directors authorized an additional $2.2 million in shares of common stock to be sold in transactions that are deemed to be “at the market offerings.” We began offering shares under this program during the first quarter of 2021 and completed this offering process during the second quarter of 2021, raising $2.2 million of gross proceeds and issuing an aggregate of 585,934 shares at an average gross offering price of $3.75 per share.

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

The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Commitment Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of June 30, 2021, we had sold 456,900 shares for a total of $1.9 million in proceeds at an average sales price of $4.27 per share.

2.Interim Financial Information

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

Interim results for the three and six months ended June 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

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

Asset Impairment, net

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions related to the COVID-19 pandemic and declining industry conditions, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed. As a result, as of March 31, 2020 we impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

On April 1, 2020, we adopted the standard, ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of June 30, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies that issuers should account for modifications and exchanges of freestanding equity-classified written call options that remain equity-classified after these transactions as an exchange of the original instrument for a new instrument. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Dayrate drilling	$17,614	$16,410	$31,875	$50,888
Mobilization	704	912	1,226	2,453
Reimbursables	1,446	1,891	2,205	4,339
Early termination	—	2,168	—	2,195
Capital modification	53	—	53	—
Total revenue	$19,817	$21,381	$35,359	$59,875

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

	June 30,	December 31,
(in thousands)	2021	2020
Receivables, which are included in “Accounts receivable, net”	$14,042	$9,772
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(496)	$(119)

The primary changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue recognized that was included in contract liabilities at beginning of period	$208	$505	$119	$311
(Increase) decrease in contract liabilities due to cash received, excluding amounts recognized as revenue	$(288)	$—	$(496)	$—

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2021	2022	2023	2024
Revenue	$496	$—	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.5 million and $0.1 million on our consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, contract costs increased by $0.7 million and $1.2 million, respectively, and we amortized $0.4 million and $0.8 million of contract costs, respectively. During the three and six months ended June 30, 2020, contract costs increased by zero and $1.2 million, respectively, and we amortized $0.5 million and $1.3 million of contract costs, respectively.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements. Our multi-year leases have remaining lease terms of greater than one year to four years.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$234	$154	$469	$303
Short-term lease expense	660	645	1,222	1,926
Variable lease expense	102	95	199	229

Finance lease expense:
Amortization of right-of-use assets	$286	$320	$545	$712
Interest expense on lease liabilities	155	257	321	452
Total finance lease expense	441	577	866	1,164
Total lease expense	$1,437	$1,471	$2,756	$3,622

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$487	$311
Operating cash flows from finance leases	$317	$450
Financing cash flows from finance leases	$1,754	$2,506

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$—	$235
Finance leases	$632	$2,434

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Operating leases:
Other long-term assets, net	$1,792	$2,150

Accrued liabilities	$834	$964
Other long-term liabilities	1,372	1,729
Total operating lease liabilities	$2,206	$2,693

Finance leases:
Property, plant and equipment	$14,332	$13,700
Accumulated depreciation	(1,526)	(981)
Property, plant and equipment, net	$12,806	$12,719

Current portion of long-term debt	$3,642	$3,351
Long-term debt	3,160	4,570
Total finance lease liabilities	$6,802	$7,921

Weighted-average remaining lease term
Operating leases	2.8 years	3.2 years
Finance leases	1.6 years	2.0 years

Weighted-average discount rate
Operating leases	10.71%	8.25%
Finance leases	9.01%	8.88%

Maturities of lease liabilities at June 30, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$582	$2,055
2022	840	4,448
2023	760	733
2024	372	142
2025	—	—
Thereafter	—	—
Total cash lease payment	2,554	7,378
Less: imputed interest	(348)	(576)
Total lease liabilities	$2,206	$6,802

5.Financial Instruments and Fair Value

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

The fair value of our long-term debt and merger consideration payable to an affiliate are determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 7.7%. The following table summarizes the carrying value and fair value of our long-term debt and merger consideration payable to an affiliate as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Term Loan Facility	$132,828	$138,099	$130,000	$106,854
Revolving ABL Credit Facility	$9	$9	$8	$6
PPP Loan	$10,000	$9,413	$10,000	$8,589
Merger consideration payable to an affiliate	$2,902	$4,054	$2,902	$3,490

The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of June 30, 2021 and December 31, 2020 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Prepaid insurance	$1,032	$3,346
Prepaid other	596	636
Deferred mobilization costs	530	89
Insurance claim receivable	148	27
Other current assets	2	4
	$2,308	$4,102

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued salaries and other compensation	$2,464	$1,472
Insurance	547	2,127
Deferred revenues	496	119
Property and other taxes	2,156	2,166
Interest	3,904	3,573
Operating lease liability - current	834	964
Other	459	302
	$10,860	$10,723

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Term Loan Facility due October 1, 2023	$132,828	$130,000
Revolving ABL Credit Facility due October 1, 2023	9	8
PPP Loan	10,000	10,000
Finance lease obligations	6,802	7,921
	149,639	147,929
Less: current portion of PPP Loan	(10,000)	(4,286)
Less: current portion of finance leases	(3,642)	(3,351)
Less: Term Loan Facility deferred financing costs	(2,172)	(2,659)
Long-term debt	$133,825	$137,633

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

The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of June 30, 2021.

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

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of June 30, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of June 30, 2021, the weighted-average interest rate on our borrowings was 9.00%. At June 30, 2021, the borrowing base under our ABL Credit Facility was $11.5 million, and we had $11.3 million of availability remaining of our $40.0 million commitment on that date.

On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. While there can be no assurance that such PPP loan can be forgiven, we submitted our application for forgiveness of the entire loan during the second quarter of 2021. Given the nature of the process, we do not know when a final determination on our application will be made and cannot assure you that all or part of the loan will be forgiven, but we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.

9.Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2021, approximately 50,212 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Compensation cost recognized:
Restricted stock and restricted stock units	$454	$290	908	$860
Cash-settled stock appreciation rights	226	—	309	—
Total stock-based compensation	$680	$290	$1,217	$860

No stock-based compensation was capitalized in connection with rig construction activity during the three and six months ended June 30, 2021 or 2020.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

There were no stock options granted during the six months ended June 30, 2021 or 2020.

A summary of stock option activity and related information for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2021	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(5,591)	254.80
Outstanding at June 30, 2021	27,867	$254.80
Exercisable at June 30, 2021	27,867	$254.80

The number of options vested at June 30, 2021 was 27,867 with a weighted average remaining contractual life of 0.7 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at June 30, 2021.

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2021, there was $1.3 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	40,334	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	40,334	$64.40

Time-based Restricted Stock Units

We have granted three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2021, there was $0.8 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	63,897	$22.78
Granted	77,938	4.95
Vested and converted	(25,285)	16.74
Forfeited	(2,356)	33.93
Outstanding at June 30, 2021	114,194	$11.71

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year, performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock. Vesting and conversion of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital (“ROIC”) as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2021, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.2 million. This cost is expected to be recognized over a weighted-average period of 0.7 years.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	38,559	$22.95
Granted	—	—
Vested and converted	—	—
Forfeited	(11,274)	19.20
Outstanding at June 30, 2021	27,285	$24.50

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the six months ended June 30, 2021 using the Monte Carlo simulation model:

Six Months Ended
June 30, 2021
Expected term of cash-settled SARs	4.1 years
Expected volatility factor	117.0%
Expected dividend yield	—%
Risk-free interest rate	0.69%

Changes to the company’s non-vested time-based cash-settled SARs during the six months ended June 30, 2021 are as follows:

	Six Months Ended June 30, 2021
		Weighted Average
	Cash-settled SARs	Fair Value Price
	(in thousands)	Per Share
Non-vested cash-settled SARs at January 1, 2021	—	$—
Granted	2,954	0.83
Vested	—	—
Forfeited	(41)	0.83
Non-vested cash-settled SARs at June 30, 2021	2,913	$0.83

As of June 30, 2021, there was $2.1 million of unrecognized compensation cost related to non-vested time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 1.4 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of June 30, 2021, we had a total of 7,243,937 shares of common stock, $0.01 par value, outstanding. We also had 78,578 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss (numerator):	$(14,901)	$(10,120)	$(30,926)	$(38,343)
Loss per share:
Basic and diluted	$(2.22)	$(2.52)	$(4.78)	$(9.87)
Shares (denominator):
Weighted average common shares outstanding - basic	6,714	4,018	6,466	3,884
Weighted average common shares outstanding - diluted	6,714	4,018	6,466	3,884

For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 27,867 during the three and six months ended June 30, 2021 and 33,458 during the three and six months ended June 30, 2020. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 141,479 for the three and six months ended June 30, 2021 and 114,368 for the three and six months ended June 30, 2020.

11.Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.

Our effective tax rate was (0.2)% and (0.2)% for the three and six months ended June 30, 2021, respectively, and 0.1% and 0.1% for the three and six months ended June 30, 2020, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

12.Commitments and Contingencies

Purchase Commitments

As of June 30, 2021, we had outstanding purchase commitments to a number of suppliers totaling $2.6 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in the second half of 2021.

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

13.Related Parties

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

On April 1, 2021, we elected to pay in kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly. We made cash interest payments on the Term Loan Facility totaling $2.9 million for the six months ended June 30, 2021 and $3.1 million and $6.3 million for the three and six months ended June 30, 2020, respectively.

Additionally, we recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement, with the Sidewinder unitholders receiving the net proceeds. On June 4, 2020, we entered into a letter agreement with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the merger consideration payable, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction (the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of merger consideration payable during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The merger consideration payable was previously payable in the second quarter of 2020. As of June 30, 2021, accrued interest payable on the merger consideration payable was $0.7 million.

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

Our rig fleet includes 24 marketed AC powered (“AC”) rigs plus additional idle AC rigs that require significant upgrades in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions.

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

Significant Developments

Market Conditions and COVID-19 Pandemic Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and the first half of 2021.

Oil prices and natural gas prices have improved substantially since falling to historic lows in 2020, with oil prices (WTI-Cushing) reaching a recent high of $75.37 per barrel on July 2, 2021, and natural gas prices (Henry Hub) reaching a recent high of $3.80 per mmcf on July 14, 2021. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. Although we expect our drilling customers to increase drilling activity based upon current commodity prices, we believe such increase will be moderated until they renew their capital budgets for 2022.

As of June 30, 2021, we had 13 rigs operating, with our 14th and 15th rigs reactivating in July 2021 and believe in the current commodity price environment, there will be opportunities to reactivate several additional rigs by the end of 2021, with additional opportunities in 2022 as our customers reset their drilling budgets. However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. As such, we will continue to actively monitor their impact on our operations and financial condition.

ATM Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “ATM Distribution Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the ATM Distribution Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11 million. We issued and sold approximately $11 million in shares of common stock during 2020.

On March 8, 2021, in conjunction with the ATM Distribution Agreement entered into June 5, 2020, our board of directors authorized an additional $2.2 million in shares of common stock to be sold in transactions that are deemed to be “at the market offerings”. We began offering shares under this program during the first quarter of 2021 and completed this offering process during the second quarter of 2021, raising $2.2 million of gross proceeds and issuing an aggregate of 585,934 shares at an average gross offering price of $3.75 per share. We have used the net proceeds from the sales pursuant to the ATM Distribution Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures.

The ATM Distribution Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the ATM Distribution Agreement, we paid the Agent a commission equal to 3% of the gross sales price of the shares sold under such agreement.

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

The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Commitment Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of June 30, 2021, we had sold 456,900 shares for a total of $1.9 million in proceeds at an average sales price of $4.27 per share pursuant to the terms of the Commitment Purchase Agreement.

Asset Impairment and Assets Held for Sale

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions related to COVID-19 and declining industry conditions, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed. As a result, as of March 31, 2020, we impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.

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

During the six months ended June 30, 2021, we reactivated two rigs and stacked our 100 series rig. Our operating costs during this period included approximately $1.4 million of costs associated with these reactivations and deactivation. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$19,817	$21,381	$35,359	$59,875
Costs and expenses
Operating costs	17,040	14,095	31,581	44,324
Selling, general and administrative	4,075	3,544	7,761	7,305
Severance expense	—	—	—	1,076
Depreciation and amortization	9,516	11,055	19,505	22,571
Asset impairment, net	250	—	293	16,619
Loss (gain) on disposition of assets, net	31	(836)	(404)	(882)
Total cost and expenses	30,912	27,858	58,736	91,013
Operating loss	(11,095)	(6,477)	(23,377)	(31,138)
Interest expense	(3,773)	(3,654)	(7,482)	(7,258)
Loss before income taxes	(14,868)	(10,131)	(30,859)	(38,396)
Income tax expense (benefit)	33	(11)	67	(53)
Net loss	$(14,901)	$(10,120)	$(30,926)	$(38,343)

Other financial and operating data
Number of marketed rigs (end of period) (1)	24	29	24	29
Rig operating days (2)	1,077	834	2,006	2,572
Average number of operating rigs (3)	11.8	9.2	11.1	14.1
Rig utilization (4)	49%	32%	46%	49%
Average revenue per operating day (5)	$16,514	$19,741	$16,028	$19,796
Average cost per operating day (6)	$13,352	$12,741	$13,033	$14,030
Average rig margin per operating day	$3,162	$7,000	$2,995	$5,766
(1)Marketed rigs exclude five idle rigs that will not be reactivated unless market conditions materially improve.
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
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $2.0 million and $2.7 million during the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $6.8 million during the six months ended June 30, 2021 and 2020, respectively, and (ii) early termination revenues of $2.2 million during the three and six months ended June 30, 2020. The three and six months ended June 30, 2021 did not include any early termination revenue.
(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $2.0 million and $2.7 million during the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $6.8 million during the six months ended June 30, 2021 and 2020, respectively; (ii) overhead costs expensed due to reduced rig upgrade activity of $0.4 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $1.0 million during the six months ended June 30, 2021 and 2020, respectively; (iii) rig reactivation costs, inclusive of new crew training costs, of $0.2 million and zero during the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and zero during the six months ended June 30, 2021 and 2020, respectively; and (iv) rig decommissioning costs associated with stacking deactivated rigs of $0.1 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Revenues for the three months ended June 30, 2021 were $19.8 million, representing a 7.3% decrease as compared to revenues of $21.4 million for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in revenue per day. On a revenue per operating day basis, which excludes the impact of early termination revenues, our revenue per day decreased by 16.3% to $16,514 during the three months ended June 30, 2021, as compared to revenue per day of $19,741 for the three months ended June 30, 2020. This decrease in revenue per day was the result of declining dayrates as compared to the prior year comparable quarter and expiration of various higher dayrate pre-COVID-19 pandemic term contracts that expired prior to 2021. Operating days increased to 1,077 days as compared to 834 days in the prior year comparable quarter. The increase in operating days was primarily attributable to our efforts to reactivate rigs in response to the ongoing market recovery.

Operating Costs

Operating costs for the three months ended June 30, 2021 were $17.0 million, representing a 20.9% increase as compared to operating costs of $14.1 million for the three months ended June 30, 2020. This increase was primarily attributable to an increase in operating days to 1,077 days as compared to 834 days in the prior year comparable quarter as well as increased reactivation costs. On a cost per operating day basis, our operating costs increased to $13,352 per day during the three months ended June 30, 2021, representing a 4.8% increase compared to cost per operating day of $12,741 for the three months ended June 30, 2020. This increase in cost per operating day was primarily attributable to higher personnel costs associated with staffing for planned rig reactivations and tighter labor markets as well as repairs and maintenance.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 were $4.1 million, representing a 15.0% increase as compared to selling, general and administrative expense of $3.5 million for the three months ended June 30, 2020. This increase in selling, general and administrative expenses as compared to the prior year comparable quarter primarily relates to higher incentive compensation accruals in the current quarter. We suspended our incentive compensation plan in 2020 as a result of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2021 was $9.5 million, representing a 13.9% decrease compared to depreciation and amortization expense of $11.1 million for the three months ended June 30, 2020. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2020.

Asset Impairment, net

During the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. There was no asset impairment during the second quarter of 2020.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $31.0 thousand was recorded for the three months ended June 30, 2021 compared to a gain on the disposition of assets totaling $0.8 million in the prior year comparable quarter. In the current and prior year quarter, the loss and gain, related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $3.8 million for the three months ended June 30, 2021 and $3.7 million for the three months ended June 30, 2020. The increase in the current quarter primarily relates to higher interest on our term loan as a result of our election to pay in kind our second quarter 2021 term loan interest payment.

Income Tax Expense (Benefit)

Income tax expense recorded for the three months ended June 30, 2021 amounted to $33.0 thousand as compared to income tax benefit of $11.0 thousand for the three months ended June 30, 2020. Our effective tax rates for the three months ended June 30, 2021 and 2020 were (0.2)% and 0.1%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Revenues for the six months ended June 30, 2021 were $35.4 million, representing a 40.9% decrease as compared to revenues of $59.9 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in operating days and revenue per day in the current year period. Operating days decreased to 2,006 days as compared to 2,572 days in the prior year comparable period. The decrease in operating days was primarily attributable to the downturn in demand for crude oil and the resulting impact on demand for our services in 2020. On a revenue per operating day basis, which excludes the impact of early termination revenues, our revenue per day decreased by 19.0% to $16,028 during the six months ended June 30, 2021, as compared to revenue per day of $19,796 for the six months ended June 30, 2020. This decrease in revenue per day was primarily the result of declining dayrates as compared to the prior year comparable period and expiration of various higher dayrate pre-COVID-19 pandemic term contracts that expired prior to 2021.

Operating Costs

Operating costs for the six months ended June 30, 2021 were $31.6 million, representing a 28.7% decrease as compared to operating costs of $44.3 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in operating days to 2,006 days as compared to 2,572 days in the prior year comparable period, as well as increased reactivation costs. On a cost per operating day basis, our cost decreased to $13,033 per day during the six months ended June 30, 2021, representing a 7.1% decrease compared to cost per operating day of $14,030 for the six months ended June 30, 2020. This decrease in cost per operating day was primarily attributable to cost reduction activities instituted at the beginning of the second quarter of 2020, which have fully benefitted the first six months of 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2021 were $7.8 million, representing a 6.2% increase as compared to selling, general and administrative expense of $7.3 million for the six months ended June 30, 2020. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to higher incentive compensation accruals. We suspended our incentive compensation plan in 2020 as a result of the COVID-19 pandemic.

Severance Expense

No severance expense was recorded during the six months ended June 30, 2021. Severance expense of $1.1 million was recorded during the six months ended June 30, 2020, in association with the cost reduction activities instituted at the beginning the second quarter of 2020.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021 was $19.5 million, representing a 13.6% decrease compared to depreciation and amortization expense of $22.6 million for the six months ended

June 30, 2020. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2020.

Asset Impairment, net

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions related to the COVID-19 pandemic and declining industry conditions, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed as of March 31, 2020. As a result, we impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $0.4 million was recorded for the six months ended June 30, 2021 compared to a gain on the disposition of assets totaling $0.9 million in the prior year comparable period. In the current and prior year comparable period, the gains related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $7.5 million for the six months ended June 30, 2021 and $7.3 million for the six months ended June 30, 2020. The increase in the current year period primarily relates to higher interest on our term loan as a result of our election to pay in kind our second quarter 2021 term loan interest payment.

Income Tax Expense (Benefit)

Income tax expense recorded for the six months ended June 30, 2021 amounted to $67.0 thousand as compared to income tax benefit of $53.0 thousand for the six months ended June 30, 2020. Our effective tax rates for the six months ended June 30, 2021 and 2020 were (0.2)% and 0.1%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Liquidity and Capital Resources

Our liquidity at June 30, 2021 was $35.4 million consisting of cash on hand of $6.0 million, $11.3 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $11.5 million, a $15 million committed accordion under our existing term loan facility, and a maximum of $3.1 million available under our Commitment Purchase Agreement.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, rig reactivation costs and working capital and general corporate purposes.

Due to lack of visibility and confidence towards customer intentions, although our operating rig count has begun to improve, we cannot assure you that future declines in operating rigs will not occur or that our operating rig count will continue to improve. During the second quarter of 2021, cash flow from operations, ignoring working capital fluctuations, was negative. On April 1, 2021, we elected to pay in kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly. Looking forward past June 30, 2021, we currently estimate that required non-operating cash payments for interest under our credit facilities and finance lease payments will approximate $17.1 million for the 12 months ending June 30, 2022. In addition, the final merger consideration payment due pursuant to our merger agreement executed in connection with our merger with Sidewinder Drilling matures on June 30, 2022. Payments for capital expenditures and financing leases and to fund operations will be in addition to these amounts.

Because our cash flows from operations have been and may continue to be materially impacted by depressed market conditions caused by the COVID-19 pandemic, we may be required to continue to draw down under our equity line of credit and to draw down funds pursuant to the $15 million accordion feature under our term loan facility to meet required non-operating expenditures and if necessary to fund operations. We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.

Net Cash (Used In) Provided By Operating Activities

Cash used in operating activities was $4.9 million for the six months ended June 30, 2021 compared to cash provided by operating activities of $9.0 million during the same period in 2020. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, non-cash interest expense, non-cash compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2021 were lower as a result of a decrease in net loss of $7.4 million, adjusted for non-cash items, of $24.1 million for the six months ended June 30, 2021 compared to $39.7 million for non-cash items during the same period in 2020. Additionally, working capital changes increased cash flows from operating activities by $2.0 million for the six months ended June 30, 2021 compared to an increase of cash flows of $7.7 million during the same period in 2020.

Net Cash Used In Investing Activities

Cash used in investing activities was $3.6 million for the six months ended June 30, 2021 compared to cash used in investing activities of $11.0 million during the same period in 2020. During the first six months of 2021, cash payments of $4.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million. During the 2020 period, cash payments of $12.1 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.0 million and the collection of principal on a note receivable of $0.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $2.2 million for the six months ended June 30, 2021 compared to cash provided by financing activities of $14.2 million during the same period in 2020. During the first six months of 2021, we received proceeds from borrowings under our revolving credit facility of $9.0 thousand, proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $2.0 million and proceeds from the issuance of common stock under purchase agreement of $1.9 million. These proceeds were offset by repayments under our revolving credit facility of $8.0 thousand, restricted stock units withheld for taxes paid of $11.0 thousand and payments for finance lease obligations of $1.8 million. During the first six months of 2020 we made borrowings under our revolving credit facility of $11.0 million, received PPP Loan proceeds of $10.0 million and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $6.8 million. These proceeds were offset by repayments under our revolving credit facility of $11.0 million, the purchase of treasury stock of $66.0 thousand, restricted stock units withheld for taxes paid of $79.0 thousand and payments for finance lease obligations of $2.5 million.

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

The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility. MSD Partners, together with MSD Capital, own approximately 6.1% of the outstanding shares of our common stock.

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. During the second quarter of 2021, we utilized this PIK option to pay interest due during the quarter.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of  June 30, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of  June 30, 2021, the weighted-average interest rate on our borrowings was 9.00%. At June 30, 2021, the borrowing base under our ABL

Credit Facility was $11.5 million, and we had $11.3 million of availability remaining of our $40.0 million commitment on that date.

In addition, on April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the PPP, sponsored by the SBA as guarantor of loans under the PPP. The PPP is part of the CARES Act, and provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period ending October 13, 2020. Interest on the PPP Loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the period from January 1, 2020 to February 15, 2020.

The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. On October 7, 2020, the SBA released guidance clarifying the deferral period for PPP loan payments. The Paycheck Protection Flexibility Act of 2020 extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. We submitted our application for forgiveness of the entire loan during the second quarter of 2021. Given the nature of the process, we do not know when a final determination on our application will be made and cannot assure you that all or part of the loan will be forgiven, but we believe our first payment related to any unforgiven portion would be due during the fourth quarter of 2021, with a loan maturity date of April 27, 2022.

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

In the first quarter of 2021, in relation to the pending sale of one of our field location facilities, we impaired the property to its fair market value less the cost of sale and recognized $43.0 thousand of impairment expense. In the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

In the first quarter of 2020, as a result of the rapidly deteriorating market conditions described in “Market Conditions and COVID-19 Pandemic Update”, we concluded that a triggering event occurred and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the macroeconomic conditions and uncertainties surrounding the COVID-19 pandemic.

For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 2 “Interim Financial Information – Recent Accounting Pronouncements” for information on recently adopted accounting standards and new accounting standards not yet adopted.

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

Interest Rate Risk

Total long-term debt at June 30, 2021 included $132.8 million of floating-rate debt attributed to borrowings at an average interest rate of 9.00%. As a result, our annual interest cost in 2021 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.90%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2021; however, there are no assurances that possible rate changes would be limited to such amounts.

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

The economic effects of the global actions taken in response to the COVID-19 pandemic caused significant declines in the global demand for crude oil, and although market conditions and commodity prices have been improving, the risk remains that additional outbreaks could cause new declines in demand for crude oil.

We cannot predict whether there will be additional disruptions resulting from the COVID-19 pandemic in the future that could cause commodity prices and demand for our drilling services to fall. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks outlined in this Current Report on Form 10-Q under Part II, Section 1a “Risk Factors”, as well as the risk factors outlined in our Annual Report on Form 10-K, in particular, risks associated with declining market conditions and uncertainty caused by the COVID-19 pandemic.

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

All of our customers, lenders and suppliers have been adversely affected in some fashion by the COVID-19 pandemic. Although we are not currently experiencing any material disruption in payments by customers, given the impact the COVID-19 pandemic has had on the oil and gas industry and our customers, there is no assurance that our customers’ financial position will not be adversely impacted which could result in payment delays and payment defaults. Availability under our revolving line of credit is based upon a borrowing base determined by the level of our accounts receivable, with uncollectable amounts or amounts greater than 90 days past due excluded from consideration. As a result, a reduction in the utilization of our rigs or delays in payment or payment defaults by any of our customers could have a material adverse impact on our financial liquidity. Similarly, our suppliers may not extend credit to us or require less favorable payment terms or face similar challenges with their own suppliers. We also are reliant upon our third-party lenders’ ability to meet their commitments under our existing credit facilities. Given the impact of the COVID-19 pandemic across industries and geographic regions, we cannot predict the magnitude it may have on our lenders’ ability to meet their commitments to us, and any failure to do so would have a material adverse effect on our liquidity and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

Date: August 4, 2021