Form 10-Q
period 2021-09-30
Independence Contract Drilling, Inc.
filed 2021-11-02
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

9,563,053 shares of the registrant’s Common Stock were outstanding as of October 29, 2021.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$4,302	$12,279
Accounts receivable, net of allowance of zero and $0.5 million, respectively	16,939	10,023
Inventories	1,078	1,038
Assets held for sale	50	—
Prepaid expenses and other current assets	2,764	4,102
Total current assets	25,133	27,442
Property, plant and equipment, net	364,813	382,239
Other long-term assets, net	2,723	3,528
Total assets	$392,669	$413,209
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,710	$7,637
Accounts payable	13,265	4,072
Accrued liabilities	12,773	10,723
Current portion of merger consideration payable to an affiliate	2,902	—
Total current liabilities	32,650	22,432
Long-term debt	137,526	137,633
Merger consideration payable to an affiliate	—	2,902
Deferred income taxes, net	591	505
Other long-term liabilities	2,810	2,704
Total liabilities	173,577	166,176
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 8,050,054 and 6,254,396 shares issued, respectively, and 7,971,476 and 6,175,818 shares outstanding, respectively	80	62
Additional paid-in capital	525,217	517,948
Accumulated deficit	(302,292)	(267,064)
Treasury stock, at cost, 78,578 shares and 78,578 shares, respectively	(3,913)	(3,913)
Total stockholders’ equity	219,092	247,033
Total liabilities and stockholders’ equity	$392,669	$413,209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$24,035	$10,224	$59,394	$70,099
Costs and expenses
Operating costs	20,123	8,663	51,704	52,987
Selling, general and administrative	4,068	2,796	11,829	10,101
Severance expense	—	—	—	1,076
Depreciation and amortization	9,739	10,767	29,244	33,338
Asset impairment, net	482	—	775	16,619
Loss (gain) on disposition of assets, net	222	(326)	(182)	(1,208)
Total costs and expenses	34,634	21,900	93,370	112,913
Operating loss	(10,599)	(11,676)	(33,976)	(42,814)
Interest expense	(3,812)	(3,554)	(11,294)	(10,812)
Gain on extinguishment of debt	10,128	—	10,128	—
Loss before income taxes	(4,283)	(15,230)	(35,142)	(53,626)
Income tax expense (benefit)	19	(31)	86	(84)
Net loss	$(4,302)	$(15,199)	$(35,228)	$(53,542)
Loss per share:
Basic and diluted	$(0.59)	$(2.67)	$(5.22)	$(11.91)
Weighted average number of common shares outstanding:
Basic and diluted	7,321	5,703	6,754	4,495

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	25,285	—	(11)	—	—	(11)
Issuance of common stock through at-the-market facility, net of offering costs	140,377	1	520	—	—	521
Issuance of common stock under purchase agreement	174,100	2	872	—	—	874
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(16,025)	—	(16,025)
Balances at March 31, 2021	6,515,580	$65	$519,783	$(283,089)	$(3,913)	$232,846
Issuance of common stock through at-the-market facility, net of offering costs	445,557	4	1,468	—	—	1,472
Issuance of common stock under purchase agreement	282,800	3	1,072	—	—	1,075
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(14,901)	—	(14,901)
Balances at June 30, 2021	7,243,937	$72	$522,777	$(297,990)	$(3,913)	$220,946
Issuance of common stock through at-the-market facility, net of offering costs	686,739	7	1,859	—	—	1,866
Issuance of common stock under purchase agreement	40,800	1	122	—	—	123
Stock-based compensation	—	—	459	—	—	459
Net loss	—	—	—	(4,302)	—	(4,302)
Balances at September 30, 2021	7,971,476	$80	$525,217	$(302,292)	$(3,913)	$219,092

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
RSUs vested, net of shares withheld for taxes	11,941	—	(26)	—	—	(26)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Stock-based compensation	—	—	570	—	—	570
Net loss	—	—	—	(28,223)	—	(28,223)
Balances at March 31, 2020	3,809,548	$38	$506,375	$(198,649)	$(3,913)	$303,851
Restricted stock forfeiture	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	6,711	—	(52)	—	—	(52)
Issuance of common stock through at-the-market facility, net of offering costs	1,192,566	12	6,789	—	—	6,801
Stock-based compensation	—	—	290	—	—	290
Net loss	—	—	—	(10,120)	—	(10,120)
Balances at June 30, 2020	5,003,109	$50	$513,402	$(208,769)	$(3,913)	$300,770
Issuance of common stock through at-the-market facility, net of offering costs	1,163,611	12	3,444	—	—	3,456
Stock-based compensation	—	—	694	—	—	694
Net loss	—	—	—	(15,199)	—	(15,199)
Balances at September 30, 2020	6,166,720	$62	$517,540	$(223,968)	$(3,913)	$289,721

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,228)	$(53,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	29,244	33,338
Asset impairment, net	775	16,619
Stock-based compensation	1,770	1,554
Gain on disposition of assets, net	(182)	(1,208)
Non-cash interest expense	2,828	—
Non-cash gain on extinguishment of debt	(10,128)	—
Deferred income taxes	86	(84)
Amortization of deferred financing costs	836	709
Bad debt (recovery) expense	(52)	16
Changes in operating assets and liabilities
Accounts receivable	(6,863)	26,985
Inventories	(40)	(7)
Prepaid expenses and other assets	1,929	660
Accounts payable and accrued liabilities	7,322	(17,948)
Net cash (used in) provided by operating activities	(7,703)	7,092
Cash flows from investing activities
Purchases of property, plant and equipment	(9,692)	(12,688)
Proceeds from the sale of assets	1,849	2,445
Collection of principal on note receivable	—	145
Net cash used in investing activities	(7,843)	(10,098)
Cash flows from financing activities
Borrowings under Revolving ABL Credit Facility	4,309	11,038
Repayments under Revolving ABL Credit Facility	(17)	(11,038)
Borrowings under PPP Loan	—	10,000
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	3,859	10,257
Proceeds from issuance of common stock under purchase agreement	2,072	—
Purchase of treasury stock	—	(66)
RSUs withheld for taxes	(11)	(79)
Payments for finance lease obligations	(2,643)	(3,499)
Net cash provided by financing activities	7,569	16,613
Net (decrease) increase in cash and cash equivalents	(7,977)	13,607
Cash and cash equivalents
Beginning of period	12,279	5,206
End of period	$4,302	$18,813

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,660	$10,275
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$3,755	$(7,488)
Additions to property, plant and equipment through finance leases	$754	$3,326
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$—	$(1,504)
Transfer of assets from held and used to held for sale	$(1,082)	$—
Gain on extinguishment of debt	$10,000	$—

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

Market Conditions and COVID-19 Pandemic Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and into 2021.

Oil prices and natural gas prices have improved substantially since falling to historic lows in 2020, with oil prices (WTI-Cushing) reaching a recent high of $84.64 per barrel on October 25, 2021, and natural gas prices (Henry Hub) reaching a recent high of $6.37 per mmcf on October 5, 2021. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles.

As of September 30, 2021, we had 15 rigs operating, with our 16th rig reactivating in October 2021. However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the uncertainty of the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. We also cannot assure you that our operations and financial condition would not be adversely affected by the uncertainty discussed. As such, we will continue to actively monitor their impact on our operations and financial condition.

ATM Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “ATM Distribution Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the ATM Distribution Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11 million. We issued and sold approximately $11 million of common stock in the second and third quarters of 2020.

On March 8, 2021, in conjunction with the ATM Distribution Agreement entered into on June 5, 2020, our board of directors authorized an additional $2.2 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2021 and completed this offering process during the second quarter of 2021, raising $2.2 million of gross proceeds and issuing an aggregate of 585,934 shares at an average gross offering price of $3.75 per share.

On August 19, 2021, we entered into a new ATM Distribution Agreement relating to the offer and sale of an additional $7.5 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” As of September 30, 2021, we raised gross proceeds of $2.1 million from the sale of 686,739 shares in this offering. During October 2021, we completed this offering process, raising an additional $5.4 million of gross proceeds and issuing an additional 1,588,251 shares.

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

The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Commitment Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of September 30, 2021, we had sold 497,700 shares for a total of $2.1 million in proceeds at an average sales price of $4.16 per share.

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

Interim results for the three and nine months ended September 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

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

Asset Impairment, net and Assets Held for Sale

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the third quarter of 2021, we received payment for the land and buildings that had previously been classified as assets held for sale. Subsequent to September 30, 2021, based upon a management plan of action agreed upon prior to September 30, 2021, we sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million and assets held for sale of $50.0 thousand in our consolidated statements of operations and balance sheets, respectively.

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

On April 1, 2020, we adopted the standard, ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of September 30, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Dayrate drilling	$21,575	$8,367	$53,450	$59,255
Mobilization	1,393	300	2,619	2,753
Reimbursables	1,032	404	3,237	4,743
Early termination	—	1,153	—	3,348
Capital modification	33	—	86	—
Other	2	—	2	—
Total revenue	$24,035	$10,224	$59,394	$70,099

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

	September 30,	December 31,
(in thousands)	2021	2020
Receivables, which are included in “Accounts receivable, net”	$16,573	$9,772
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(491)	$(119)

The primary changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue recognized that was included in contract liabilities at beginning of period	$385	$—	$119	$311
(Increase) decrease in contract liabilities due to cash received, excluding amounts recognized as revenue	$(380)	$(212)	$(491)	$(212)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2021	2022	2023	2024
Revenue	$433	$58	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.5 million and $0.1 million on our consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, contract costs increased by $1.1 million and $2.3 million, respectively, and we amortized $1.1 million and $1.9 million of contract costs, respectively. During the three and nine months ended September 30, 2020, contract costs increased by $0.6 million and $1.8 million, respectively, and we amortized $0.2 million and $1.5 million of contract costs, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$234	$153	$703	$456
Short-term lease expense	796	374	2,018	2,300
Variable lease expense	113	65	313	294

Finance lease expense:
Amortization of right-of-use assets	$312	$285	$857	$997
Interest expense on lease liabilities	141	228	462	680
Total finance lease expense	453	513	1,319	1,677
Total lease expense	$1,596	$1,105	$4,353	$4,727

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$739	$469
Operating cash flows from finance leases	$458	$672
Financing cash flows from finance leases	$2,643	$3,499

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$—	$252
Finance leases	$754	$3,326

Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Operating leases:
Other long-term assets, net	$1,613	$2,150

Accrued liabilities	$759	$964
Other long-term liabilities	1,195	1,729
Total operating lease liabilities	$1,954	$2,693

Finance leases:
Property, plant and equipment	$14,453	$13,700
Accumulated depreciation	(1,839)	(981)
Property, plant and equipment, net	$12,614	$12,719

Current portion of long-term debt	$3,710	$3,351
Long-term debt	2,326	4,570
Total finance lease liabilities	$6,036	$7,921

Weighted-average remaining lease term
Operating leases	2.6 years	3.2 years
Finance leases	1.4 years	2.0 years

Weighted-average discount rate
Operating leases	10.76%	8.25%
Finance leases	8.96%	8.88%

Maturities of lease liabilities at September 30, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$274	$1,060
2022	840	4,480
2023	760	765
2024	372	177
2025	—	—
Thereafter	—	—
Total cash lease payment	2,246	6,482
Less: imputed interest	(292)	(446)
Total lease liabilities	$1,954	$6,036

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

The fair value of our long-term debt and merger consideration payable to an affiliate are determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 7.7%. The following table summarizes the carrying value and fair value of our long-term debt and merger consideration payable to an affiliate as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Term Loan Facility	$132,828	$137,448	$130,000	$106,854
Revolving ABL Credit Facility	$4,300	$4,069	$8	$6
PPP Loan	$—	$—	$10,000	$8,589
Merger consideration payable to an affiliate	$2,902	$4,358	$2,902	$3,490

The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of September 30, 2021 and December 31, 2020 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Prepaid insurance	$1,592	$3,346
Prepaid other	542	636
Deferred mobilization costs	506	89
Insurance claim receivable	122	27
Other current assets	2	4
	$2,764	$4,102

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued salaries and other compensation	$3,322	$1,472
Insurance	1,053	2,127
Deferred revenues	491	119
Property and other taxes	2,553	2,166
Interest	4,056	3,573
Operating lease liability - current	759	964
Other	539	302
	$12,773	$10,723

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Term Loan Facility due October 1, 2023	$132,828	$130,000
Revolving ABL Credit Facility due October 1, 2023	4,300	8
PPP Loan	—	10,000
Finance lease obligations	6,036	7,921
	143,164	147,929
Less: current portion of PPP Loan	—	(4,286)
Less: current portion of finance leases	(3,710)	(3,351)
Less: Term Loan Facility deferred financing costs	(1,928)	(2,659)
Long-term debt	$137,526	$137,633

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

The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of September 30, 2021.

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

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in-kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly. In September 2021, we amended our Term Loan Credit Agreement to permit us, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind. The payment-in-kind is in lieu of exercising a drawdown under the DDTL Facility under the Term Loan Credit Agreement, reducing the amount of the DDTL Facility commitment of $15 million by the amount of the accrued and unpaid interest due October 1, 2021. On October 1, 2021, we elected to pay in-kind the $3.1 million interest payment due under our Term Loan Agreement.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2021, the weighted-average interest rate on our borrowings was 8.87%. At September 30, 2021, the borrowing base under our ABL Credit Facility was $13.4 million, and we had $8.9 million of availability remaining of our $40.0 million commitment on that date.

On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP is part of the CARES Act, and it provides for loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan may only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan is equal to 1.0% per annum. All or part of the loan is forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. We submitted our application for forgiveness during the second quarter of 2021. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. The loan is considered an extinguishment of debt and is recorded as “Gain on extinguishment of debt” in our Statements of Operations. We have not accrued any liability associated with the risk of an adverse SBA review.

9.Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2021, approximately 50,212 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Compensation cost recognized:
Restricted stock and restricted stock units	$459	$694	1,367	$1,554
Cash-settled stock appreciation rights	94	—	403	—
Total stock-based compensation	$553	$694	$1,770	$1,554

No stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2021 or 2020.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

There were no stock options granted during the nine months ended September 30, 2021 or 2020.

A summary of stock option activity and related information for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2021	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(5,591)	254.80
Outstanding at September 30, 2021	27,867	$254.80
Exercisable at September 30, 2021	27,867	$254.80

The number of options vested at September 30, 2021 was 27,867 with a weighted average remaining contractual life of 0.4 years and a weighted average exercise price of $254.80 per share. There were no unvested options or unrecognized compensation cost related to outstanding stock options at September 30, 2021.

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2021, there was $1.2 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	40,334	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	40,334	$64.40

Time-based Restricted Stock Units

We have granted three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2021, there was $0.5 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	63,897	$22.78
Granted	77,938	4.95
Vested and converted	(25,285)	16.74
Forfeited	(2,356)	33.93
Outstanding at September 30, 2021	114,194	$11.71

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year, performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock. Vesting and conversion of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital (“ROIC”) as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2021, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.1 million. This cost is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	38,559	$22.95
Granted	—	—
Vested and converted	—	—
Forfeited	(11,274)	19.20
Outstanding at September 30, 2021	27,285	$24.50

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the nine months ended September 30, 2021 using the Monte Carlo simulation model:

Nine Months Ended
September 30, 2021
Expected term of cash-settled SARs	3.9 years
Expected volatility factor	119.5%
Expected dividend yield	—%
Risk-free interest rate	0.74%

Changes to the company’s non-vested time-based cash-settled SARs during the nine months ended September 30, 2021 are as follows:

	Nine Months Ended September 30, 2021
		Weighted Average
	Cash-settled SARs	Fair Value Price
	(in thousands)	Per Share
Non-vested cash-settled SARs at January 1, 2021	—	$—
Granted	2,954	0.66
Vested	—	—
Forfeited	(41)	0.66
Non-vested cash-settled SARs at September 30, 2021	2,913	$0.66

As of September 30, 2021, there was $1.5 million of unrecognized compensation cost related to non-vested time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 1.2 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of September 30, 2021, we had a total of 7,971,476 shares of common stock, $0.01 par value, outstanding. We also had 78,578 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss (numerator):	$(4,302)	$(15,199)	$(35,228)	$(53,542)
Loss per share:
Basic and diluted	$(0.59)	$(2.67)	$(5.22)	$(11.91)
Shares (denominator):
Weighted average common shares outstanding - basic	7,321	5,703	6,754	4,495
Weighted average common shares outstanding - diluted	7,321	5,703	6,754	4,495

For all periods presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and RSUs because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 27,867 during the three and nine months ended September 30, 2021 and 33,458 during the three and nine months ended September 30, 2020. The number of RSUs, which are not participating securities, that were excluded from our basic and diluted loss per share because they are anti-dilutive, were 141,479 for the three and nine months ended September 30, 2021 and 114,368 for the three and nine months ended September 30, 2020.

11.Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.

Our effective tax rate was (0.4)% and (0.2)% for the three and nine months ended September 30, 2021, respectively, and 0.2% and 0.2% for the three and nine months ended September 30, 2020, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Subsequent to September 30, 2021, we experienced an ownership change as defined by Internal Revenue Code Section 382. We are conducting an analysis of the annual limitation due to the ownership change. At the time of the issuance of these interim consolidated financial statements, we are uncertain as to the magnitude of the effect on the limitation on our pre-ownership change NOLs as well as possibly other tax attributes.

12.Commitments and Contingencies

Purchase Commitments

As of September 30, 2021, we had outstanding purchase commitments to a number of suppliers totaling $3.8 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in the fourth quarter of 2021.

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

On April 1, 2021, we elected to pay in-kind the $2.8 million interest payment due under our Term Loan Facility, which increased our Term Loan Facility balance accordingly. We made cash interest payments on the Term Loan Facility totaling $3.0 million and $5.9 million for the three and nine months ended September 30, 2021, respectively, and $2.9 million and $9.2 million for the three and nine months ended September 30, 2020, respectively.

Additionally, we recorded merger consideration payable to an affiliate of $2.9 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement, with the Sidewinder unitholders receiving the net proceeds. On June 4, 2020, we entered into a letter agreement with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the merger consideration payable, to the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction (the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of merger consideration payable during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The merger consideration payable was previously payable in the second quarter of 2020. As of September 30, 2021, accrued interest payable on the merger consideration payable was $0.9 million.

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

Significant Developments

Market Conditions and COVID-19 Pandemic Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and into 2021.

Oil prices and natural gas prices have improved substantially since falling to historic lows in 2020, with oil prices (WTI-Cushing) reaching a recent high of $84.64 per barrel on October 25, 2021, and natural gas prices (Henry Hub) reaching a recent high of $6.37 per mmcf on October 5, 2021. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. Although we expect our drilling customers to increase drilling activity based upon current commodity prices, we believe such increase will be moderated until they renew their capital budgets for 2022.

As of September 30, 2021, we had 15 rigs operating, with our 16th rig reactivating in October 2021 and believe in the current commodity price environment, there will be an opportunity to reactivate an additional rig by the end of 2021, with additional opportunities in 2022 as our customers reset their drilling budgets. However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future. We also cannot assure you that our operations and financial condition would not be adversely affected by the uncertainty discussed. As such, we will continue to actively monitor their impact on our operations and financial condition.

ATM Distribution Agreement

On June 5, 2020, we entered into an equity distribution agreement (the “ATM Distribution Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the ATM Distribution Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11 million. We issued and sold approximately $11 million of common stock in the second and third quarter of 2020.

On March 8, 2021, in conjunction with the ATM Distribution Agreement entered into June 5, 2020, our board of directors authorized an additional $2.2 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2021 and completed this offering process during the second quarter of 2021, raising $2.2 million of gross proceeds and issuing an aggregate of 585,934 shares at an average gross offering price of $3.75 per share. We have used the net proceeds from the sales pursuant to the ATM Distribution Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, repayment of indebtedness and capital expenditures.

On August 19, 2021, we entered into a new ATM Distribution Agreement relating to the offer and sale of an additional $7.5 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” As of September 30, 2021, we raised gross proceeds of $2.1 million from the sale of 686,739 shares in this offering. During October 2021, we completed this offering process, raising an additional $5.4 million of gross proceeds and issuing an additional 1,588,251 shares.

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

The proceeds under the Commitment Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its stock to Tumim. We determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required. Transaction costs of $0.5 million, incurred in connection with entering into the Commitment Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of September 30, 2021, we had sold 497,700 shares for a total of $2.1 million in proceeds at an average sales price of $4.16 per share pursuant to the terms of the Commitment Purchase Agreement.

Asset Impairment and Assets Held for Sale

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the third quarter of 2021, we received payment for the land and buildings that had previously been classified as assets held for sale. Subsequent to September 30, 2021, based upon a management plan of action agreed upon prior to September 30, 2021, we sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million and assets held for sale of $50.0 thousand in our consolidated statements of operations and balance sheets, respectively.

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

During the nine months ended September 30, 2021, we reactivated seven rigs and stacked our 100 series rig. Our operating costs during this period included approximately $1.5 million of costs associated with these reactivations and deactivations. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$24,035	$10,224	$59,394	$70,099
Costs and expenses
Operating costs	20,123	8,663	51,704	52,987
Selling, general and administrative	4,068	2,796	11,829	10,101
Severance expense	—	—	—	1,076
Depreciation and amortization	9,739	10,767	29,244	33,338
Asset impairment, net	482	—	775	16,619
Loss (gain) on disposition of assets, net	222	(326)	(182)	(1,208)
Total cost and expenses	34,634	21,900	93,370	112,913
Operating loss	(10,599)	(11,676)	(33,976)	(42,814)
Interest expense	(3,812)	(3,554)	(11,294)	(10,812)
Gain on extinguishment of debt	10,128	—	10,128	—
Loss before income taxes	(4,283)	(15,230)	(35,142)	(53,626)
Income tax expense (benefit)	19	(31)	86	(84)
Net loss	$(4,302)	$(15,199)	$(35,228)	$(53,542)

Other financial and operating data
Number of marketed rigs (end of period) (1)	24	29	24	29
Rig operating days (2)	1,268	460	3,273	3,032
Average number of operating rigs (3)	13.8	5.0	12.0	11.1
Rig utilization (4)	58%	17%	50%	38%
Average revenue per operating day (5)	$17,141	$18,078	$16,459	$19,536
Average cost per operating day (6)	$13,685	$14,155	$13,285	$14,049
Average rig margin per operating day	$3,456	$3,923	$3,174	$5,487
(1)Marketed rigs exclude idle rigs that will not be reactivated unless market conditions materially improve.
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
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $2.3 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $5.5 million and $7.5 million during the nine months ended September 30, 2021 and 2020, respectively, and (ii) early termination revenues of $1.2 million and $3.3 million during the three and nine months ended September 30, 2020, respectively. The three and nine months ended September 30, 2021 did not include any early termination revenue.
(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $2.3 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $5.5 million and $7.5 million during the nine months ended September 30, 2021 and 2020, respectively; (ii) overhead costs expensed due to reduced rig upgrade activity of $0.4 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $1.5 million during the nine months ended September 30, 2021 and 2020, respectively; (iii) rig reactivation costs, inclusive of new crew training costs, of $0.1 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively; and (iv) rig decommissioning costs associated with stacking deactivated rigs of zero and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Revenues for the three months ended September 30, 2021 were $24.0 million, representing a 135.1% increase as compared to revenues of $10.2 million for the three months ended September 30, 2020. This increase was primarily attributable to an increase in operating days in conjunction with the reactivation of rigs in 2021. On a revenue-per-operating-day basis, which excludes the impact of early termination revenues, our revenue per day decreased by 5.2% to $17,141 during the three months ended September 30, 2021, as compared to revenue per day of $18,078 for the three months ended September 30, 2020. This decrease in revenue per day was the result of the expiration, prior to 2021, of various higher dayrate pre-COVID-19 pandemic term contracts. Operating days increased to 1,268 days as compared to 460 days in the prior year comparable quarter. The increase in operating days was primarily attributable to our efforts to reactivate rigs in response to the ongoing market recovery.

Operating Costs

Operating costs for the three months ended September 30, 2021 were $20.1 million, representing a 132.3% increase as compared to operating costs of $8.7 million for the three months ended September 30, 2020. This increase was primarily attributable to an increase in operating days to 1,268 days as compared to 460 days in the prior year comparable quarter as well as increased reactivation costs. On a cost-per-operating-day basis, our operating costs decreased to $13,685 per day during the three months ended September 30, 2021, representing a 3.3% decrease compared to cost per operating day of $14,155 for the three months ended September 30, 2020. This decrease in cost per operating day was primarily attributable to inefficiencies during the market downturn in the third quarter of 2020, offset by higher personnel costs associated with staffing for planned rig reactivations and tighter labor markets.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2021 were $4.1 million, representing a 45.5% increase as compared to selling, general and administrative expense of $2.8 million for the three months ended September 30, 2020. This increase in selling, general and administrative expenses as compared to the prior year comparable quarter primarily relates to higher incentive compensation accruals in the current quarter. We suspended our incentive compensation plan for 2020 as a result of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2021 was $9.7 million, representing a 9.5% decrease compared to depreciation and amortization expense of $10.8 million for the three months ended September 30, 2020. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2020.

Asset Impairment, net

Subsequent to September 30, 2021, based upon a management plan of action agreed upon prior to September 30, 2021, we sold miscellaneous drilling equipment that we deemed obsolete or no longer usable in our business. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million and assets held for sale of $50.0 thousand in our consolidated statements of operations and balance sheets, respectively.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $0.2 million was recorded for the three months ended September 30, 2021 compared to a gain on the disposition of assets totaling $0.3 million in the prior year comparable quarter. In the current and prior year quarter, the loss and gain, related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $3.8 million for the three months ended September 30, 2021 and $3.6 million for the three months ended September 30, 2020. The increase in the current quarter primarily relates to higher interest on our term loan as a result of our election to pay in-kind our second quarter 2021 Term Loan Facility interest payment and interest on the merger consideration payable.

Gain on Extinguishment of Debt

A gain on extinguishment of debt totaling $10.1 million was recorded for the three months ended September 30, 2021 related to the forgiveness of our PPP Loan. See Note 8 “Long-term Debt” for additional information.

Income Tax Expense (Benefit)

Income tax expense recorded for the three months ended September 30, 2021 amounted to $19.0 thousand as compared to income tax benefit of $31.0 thousand for the three months ended September 30, 2020. Our effective tax rates for the three months ended September 30, 2021 and 2020 were (0.4)% and 0.2%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

Revenues for the nine months ended September 30, 2021 were $59.4 million, representing a 15.3% decrease as compared to revenues of $70.1 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in revenue per day in the current year period. Operating days increased to 3,273 days as compared to 3,032 days in the prior year comparable period. The increase in operating days was primarily attributable to the downturn in demand for crude oil and the resulting impact on demand for our services in 2020. On a revenue per operating day basis, which excludes the impact of early termination revenues, our revenue per day decreased by 15.7% to $16,459 during the nine months ended September 30, 2021, as compared to revenue per day of $19,536 for the nine months ended September 30, 2020. This decrease in revenue per day was primarily the result of declining dayrates as compared to the prior year comparable period and expiration, prior to 2021, of various higher dayrate pre-COVID-19 pandemic term contracts.

Operating Costs

Operating costs for the nine months ended September 30, 2021 were $51.7 million, representing a 2.4% decrease as compared to operating costs of $53.0 million for the nine months ended September 30, 2020. Operating days increased to 3,273 days as compared to 3,032 days in the prior year comparable period. On a cost per operating day basis, our cost decreased to $13,285 per day during the nine months ended September 30, 2021, representing a 5.4% decrease compared to cost per operating day of $14,049 for the nine months ended September 30, 2020. The decrease in cost per operating day was primarily attributable to cost reduction activities instituted at the beginning of the second quarter of 2020, which have fully benefitted the first nine months of 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $11.8 million, representing a 17.1% increase as compared to selling, general and administrative expense of $10.1 million for the nine months ended September 30, 2020. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to higher incentive compensation accruals. We suspended our incentive compensation plan for 2020 as a result of the COVID-19 pandemic.

Severance Expense

No severance expense was recorded during the nine months ended September 30, 2021. Severance expense of $1.1 million was recorded during the nine months ended September 30, 2020, in association with the cost reduction activities instituted at the beginning the second quarter of 2020.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2021 was $29.2 million, representing a 12.3% decrease compared to depreciation and amortization expense of $33.3 million for the nine months ended September 30, 2020. The decrease in depreciation and amortization expense is primarily the result of the asset impairments incurred in 2020.

Asset Impairment, net

During the first quarter of 2021, our management committed to a plan to sell one of our field location facilities. As a result, we reclassified an aggregate $0.5 million of land and buildings to assets held for sale and recognized a $43.0 thousand impairment charge representing the difference between the carrying value and the fair value, less the costs to sell the related property. Additionally, during the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the third quarter of 2021, we received payment for the land and buildings that had previously been classified as assets held for sale. Subsequent to September 30, 2021, based upon a management plan of action agreed upon prior to September 30, 2021, we sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million and assets held for sale of $50.0 thousand in our consolidated statements of operations and balance sheets, respectively.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions related to the COVID-19 pandemic and declining industry conditions, we concluded that a triggering event occurred and, accordingly, performed an interim asset impairment test. As a result, we impaired $3.3 million associated with the decline in the market value of our assets held for sale and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $0.2 million was recorded for the nine months ended September 30, 2021 compared to a gain on the disposition of assets totaling $1.2 million in the prior year comparable period. In the current and prior year comparable period, the gains related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $11.3 million for the nine months ended September 30, 2021 and $10.8 million for the nine months ended September 30, 2020. The increase in the current year period primarily relates to higher interest on our term loan as a result of our election to pay in-kind our second quarter 2021 Term Loan Facility interest payment and interest on the merger consideration payable.

Gain on Extinguishment of Debt

A gain on extinguishment of debt totaling $10.1 million was recorded for the nine months ended September 30, 2021 related to the forgiveness of our PPP Loan. See Note 8 “Long-term Debt” for additional information.

Income Tax Expense (Benefit)

Income tax expense recorded for the nine months ended September 30, 2021 amounted to $86.0 thousand as compared to income tax benefit of $84.0 thousand for the nine months ended September 30, 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were (0.2)% and 0.2%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Subsequent to September 30, 2021, we experienced an ownership change as defined by Internal Revenue Code Section 382. While an analysis of the annual limitation is currently underway, we do expect there will be a limitation on our pre-ownership change NOLs as well as possibly other tax attributes.

Liquidity and Capital Resources

Our liquidity at September 30, 2021 was $31.1 million consisting of cash on hand of $4.3 million, $8.9 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $13.4 million, a $15 million committed DDTL Facility under our existing Term Loan Credit Agreement, and a maximum of $2.9 million available under our Commitment Purchase Agreement.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, rig reactivation costs and working capital and general corporate purposes.

Due to lack of visibility and confidence towards customer intentions, although our operating rig count has begun to improve, we cannot assure you that future declines in operating rigs will not occur or that our operating rig count will continue to improve. During the third quarter of 2021, cash flow from operations, ignoring working capital fluctuations, was negative. On October 1, 2021, we elected to pay in-kind the $3.1 million interest payment due under our Term Loan Facility, which will draw down our $15 million DDTL Facility and increase our Term Loan Facility balance accordingly. During October 2021, we completed our “at-the-market” offering process, raising an additional $5.4 million of gross proceeds and issuing an additional 1,588,251 shares. Looking forward past September 30, 2021, we currently estimate that required non-operating cash payments for interest under our credit facilities and finance lease payments will approximate $17.2 million for the 12 months ending September 30, 2022. In addition, the final merger consideration payment due pursuant to our merger agreement executed in connection with our merger with Sidewinder Drilling matures on June 30, 2022. Payments for capital expenditures and financing leases and to fund operations will be in addition to these amounts.

Because our cash flows from operations have been and could continue to be impacted by depressed market conditions caused by the COVID-19 pandemic, we may be required to continue to draw down under our equity line of credit and to draw down funds pursuant to the $15 million DDTL Facility under our term loan facility to meet required non-operating expenditures and if necessary to fund operations. We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.

Although our Term Loan Credit Agreement does not mature until October 2023, we also have begun the process of evaluating alternatives to refinance this Term Loan Facility. We cannot predict at this time the form of any such refinancing; however, such alternatives could include an extension of the term of the Term Loan Facility, the conversion or refinancing of all or part of the debt to equity or equity-linked instruments, and adjustments to interest rates and covenants, the issuance of debt or equity securities to third parties, or a combination of conversions or exchanges and issuances of debt or equity securities to third parties. Although market conditions for our business have been strengthening, we cannot predict whether suitable refinancing alternatives will be available to us, or the timing of when such refinancing could occur.

Net Cash (Used In) Provided By Operating Activities

Cash used in operating activities was $7.7 million for the nine months ended September 30, 2021 compared to cash provided by operating activities of $7.1 million during the same period in 2020. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, non-cash interest expense, non-cash compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2021 were lower as a result of a decrease in net loss of $18.3 million, adjusted for non-cash items, of $25.2 million for the nine months ended September 30, 2021 compared to $50.9 million for non-cash items during the same period in 2020. Additionally, working capital changes increased cash flows from operating activities by $2.3 million for the nine months ended September 30, 2021 compared to an increase of cash flows of $9.7 million during the same period in 2020.

Net Cash Used In Investing Activities

Cash used in investing activities was $7.8 million for the nine months ended September 30, 2021 compared to cash used in investing activities of $10.1 million during the same period in 2020. During the first nine months of 2021, cash payments of $9.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.8 million. During the 2020 period, cash payments of $12.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.4 million and the collection of principal on a note receivable of $0.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $7.6 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of $16.6 million during the same period in 2020. During the first nine months of 2021, we received proceeds from borrowings under our revolving credit facility of $4.3 million, proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.9 million and proceeds from the issuance of common stock under purchase agreement of $2.1 million. These proceeds were offset by repayments under our revolving credit facility of $17.0 thousand, restricted stock units withheld for taxes paid of $11.0 thousand and payments for finance lease obligations of $2.6 million. During the first nine months of 2020 we made borrowings under our revolving credit facility of $11.0 million, received PPP Loan proceeds of $10.0 million and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $10.3 million. These proceeds were offset by repayments under our revolving credit facility of $11.0 million, the purchase of treasury stock of $66.0 thousand, restricted stock units withheld for taxes paid of $79.0 thousand and payments for finance lease obligations of $3.5 million.

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

The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility. MSD Partners, together with MSD Capital, owned approximately 6.1% of the outstanding shares of our common stock as of June 30, 2021, as reported in our prior filing. Their ownership percentage has dropped below the 5% beneficial ownership percentage as of September 30, 2021.

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. During the second quarter of 2021, we utilized this PIK option to pay interest due during the quarter. In September 2021, we amended our Term Loan Credit Agreement to permit us, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind. The payment-in-kind is in lieu of exercising a drawdown under the DDTL Facility under the Term Loan Credit Agreement, reducing the amount of the DDTL Facility commitment of $15 million by the amount of the accrued and unpaid interest due October 1, 2021. On October 1, 2021, we elected to pay in-kind the $3.1 million interest payment due under our Term Loan Agreement.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2021, the weighted-average interest rate on our borrowings was 8.87%. At September 30, 2021, the borrowing base under our ABL Credit Facility was $13.4 million, and we had $8.9 million of availability remaining of our $40.0 million commitment on that date.

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

The application for these funds required us to, in good faith, certify that current economic uncertainty made the loan request necessary to support our ongoing operations. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need. We submitted our application for forgiveness during the second quarter of 2021. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. We have not accrued any liability associated with the risk of an adverse SBA review.

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

In the first quarter of 2021, in relation to the pending sale of one of our field location facilities, we impaired the property to its fair market value less the cost of sale and recognized $43.0 thousand of impairment expense. In the second quarter of 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. Subsequent to September 30, 2021, based upon a management plan of action agreed upon prior to September 30, 2021, we sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million and assets held for sale of $50.0 thousand.

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

Interest Rate Risk

Total long-term debt at September 30, 2021 included $137.1 million of floating-rate debt attributed to borrowings at an average interest rate of 8.87%. As a result, our annual interest cost in 2021 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 0.89%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2021; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

10.1

Fourth Amendment, dated as of September 28, 2021, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association, as Agent, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2021.)

10.2

Amended and Restated Equity Distribution Agreement, dated August 19, 2021, among Independence Contract Drilling, Inc., Piper Sandler & Co. and Johnson Rice & Company L.L.C. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on August 19, 2021.)

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

Date: November 2, 2021