Form 10-K
period 2021-12-31
Independence Contract Drilling, Inc.
filed 2022-03-15
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,264,376 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $4.29 per share as reported on the New York Stock Exchange and 5,889,132 shares held by non-affiliates).

There were 11,349,005 shares of the registrant’s common stock outstanding as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10 - K.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	inability to predict the duration or magnitude of the effects of the COVID-19 pandemic on our business, operations, and financial condition;
●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements that we may enter into as a result of reduced revenues and financial performance;
●	our inability to refinance outstanding indebtedness on or prior to maturity on terms that are acceptable to us;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	increased regulation of drilling in unconventional formations;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

●	the potential failure by us to establish and maintain effective internal control over financial reporting.

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

Our rig fleet includes 24 marketed pad-optimal, superspec AC powered (“AC”) rigs plus additional AC rigs that require significant capital expenditures in order to meet our AC pad-optimal specifications that we do not plan to market absent material improvement in market conditions.We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin, the Haynesville Shale and the Eagle Ford Shale; however, our rigs have previously operated in the Mid-Continent and Eaglebine regions as well.

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

Shift to Manufacturing Wellbore Model

As a result of significant investments made in unconventional resource plays, exploration and production ("E&P") companies are now focused on developing these investments in a systematic manner. Efficient development of these resource plays involves drilling programs requiring large numbers of wells to be drilled in succession, as opposed to a single or a few wells designed to delineate a field or hold a lease. We view this as analogous to a manufacturing process that requires an engineered program and is focused on economies of scale to reduce overall field development costs. Cost-effective development drilling requires more complex well designs, shorter cycle times, and the use of innovative technology in order to reduce an E&P company’s overall field development costs.

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

Super-Spec, Pad Optimal Equipment

Cost-effective development drilling in a manufacturing wellbore model requires more complex well designs, shorter cycle times, and the use of innovative technology in order to reduce an E&P company’s overall field development costs. Drilling rigs that are designed to maximize drilling efficiency, reduce cycle times, maximize energy efficiency, increase penetration rates while drilling, and drill longer-reach horizontal wells will reduce an E&P company’s overall field development costs and provide them with greater optionality when designing their field development program.

We believe that E&P companies drilling horizontal wells increasingly demand not only AC rigs that are optimal for horizontal drilling, but premium Super-Spec, Pad Optimal AC rigs such as our ShaleDriller rigs. All of our marketed drilling fleet is comprised of Super-Spec, Pad Optimal rigs. The following describes the minimum characteristics of a super-spec, pad optimal rig:

●	AC Programmable. AC rigs use a variable frequency drive that allows precise computer control of motor speed during operations. This greater control of motor speed provides more precise drilling of the wellbore. Among other attributes, when compared to electrical SCR rigs and mechanical rigs, AC rigs are electrically more efficient, produce consistent torque, utilize regenerative braking, and have digital controls and AC motors that require less maintenance. AC rigs allow our customers to drill faster, which, in general, eliminates reservoir permeability damage, and to drill wellbores that more precisely track planned trajectories without doglegs. This, in turn, minimizes open hole time and enables our customers to more effectively and efficiently run casing, cement and successfully complete their wells.
●	Pad Optimized, Omni-Directional Walking System. Omni-directional walking systems are designed to optimize pad drilling economics for our customers. Pad drilling involves the drilling of multiple wells from a single location, which provides benefits to the E&P company in the form of cost savings and accelerated cash flows. Our walking rigs move in any direction quickly between wellheads, rapidly and efficiently adjust to misaligned wellbores, walk over raised wellheads, and increase operational safety due to fewer required rig up and rig down movements.
●	Efficient Mobilization Between Drilling Sites. A rig that can rapidly move between drilling sites has become increasingly desired by, and impactful to, E&P companies because it reduces cycle times allowing them to drill more wells in the same period of time. Our ShaleDriller rigs move rapidly on conventional rig moves between drilling sites.
●	1500-HP Drawworks. 1500-HP drawworks are well suited for the development of the vast majority of our customers’ unconventional resource assets. Compared to a 1000-HP or smaller rig, a 1500-HP rig has superior capability to handle extended drill string lengths required to drill long horizontal wells, which are becoming more common in the markets we serve.
●	7500psi Mud Systems. The drilling of longer laterals necessitates the use of higher-pressure mud pumps to pump fluids through significantly longer wellbores. The competitive advantage of higher-pressure mud pumps grows as the lateral length gets longer, as only high pressure pumps can effectively address the severe pressure drop while providing the required hydraulic horsepower at the bit face and sufficient flow to remove drill cuttings and keep the hole clean. All of our ShaleDriller rigs are equipped with 7500psi mud systems.
●	Other. In addition to these minimum characteristics, we believe E&P operators also increasingly desire drilling contractors with the ability to provide other flexible and varying equipment packages depending upon the specific nature of their drilling program and their field-development plans. Such equipment package options include three simultaneously operating mud pumps powered by a fourth engine when greater hydraulic flow and pressure is required, greater setback capacity allowing efficient drilling of ultra-long horizontal laterals, or increased hookload when utilizing larger casing strings in combination with deeper wells. Our ShaleDriller fleet is capable of providing all of these varying equipment packages depending upon our customer’s requirements.

Customer Contracts and Backlog

Drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and may cover multi-well and multi-year projects. Each of our rigs operates under a separate drilling contract or drilling order subject to a master drilling contract. We perform drilling services on a “daywork” contract basis, under which we charge a specified rate per day. The dayrate under each of our contracts is a negotiated price determined by the location, depth and complexity of the wells to be drilled, operating conditions, the duration of the contract, and market conditions. We have not accepted, and do not anticipate entering into, any “turn-key” (fixed sum to deliver a hole to a stated depth) or “footage” (fixed rate per foot of hole drilled) contracts. The duration of land drilling contracts can vary from “well-to-well” or to a fixed term ranging from a few months to several years. The revenue generated by a rig in a given year is the product of the dayrate fee and the number of days the rig is earning this fee based on activity and the terms of the contract, referred to as utilization. “Well-to-well” contracts are typically cancelable at the option of either party upon the completion of drilling at a particular site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the drilling contractor if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, the drilling contractor’s bankruptcy, sustained unacceptable performance by the drilling contractor or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the drilling contractor. Drilling contracts also contain provisions regarding indemnification against certain types of claims involving injury to persons, property and for acts of pollution, which are subject to negotiation on a contract-by-contract basis.

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

Currently, most of our drilling rigs are operating on pad-to-pad contracts. This strategy allows us to more rapidly increase contracted dayrates in an improving dayrate market, but has resulted in a reduction of our reported contract backlog of term contracts compared to historical levels prior to the beginning of the COVID-19 pandemic in early 2020. As of December 31, 2021, our backlog of term contracts with original terms of six months or more was $16.1 million, all of which is expected to be realized during 2022. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. It also does not include increases in rates for the billing of ancillary “adders” under the contract. In addition, rigs under term contracts may realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.

Our Customers

Customers for contract drilling services in the United States include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2021, our customers representing more than 10% of our revenues were Indigo Minerals, LLC, a subsidiary of Southwestern Energy Company, and Endeavor Energy Resources.

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

Many of our competitors are larger, publicly-held corporations with significantly greater resources and longer operating histories than us. Our largest competitors for high-end AC land drilling contract services are Helmerich & Payne, Inc., Patterson-UTI Energy, Inc., Nabors Industries, Ltd. and Precision Drilling Corporation.

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

Government and Environmental Regulation

All of our operations and facilities are subject to numerous federal, state and local laws, rules and regulations related to various aspects of our business, including:

●	drilling of oil and natural gas wells;
●	the relationships with our employees;
●	containment and disposal of hazardous materials, oilfield waste, other waste materials and acids; and
●	use of underground storage tanks.

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

●	current and past owners and operators of the site where the release occurred, and
●	persons who disposed of or arranged for the disposal of “hazardous substances” released at the site.

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

The federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and the Oil Pollution Act of 1990, as amended (the “Oil Pollution Act”), and analogous state laws and their respective implementing regulations govern:

●	the prevention of discharges of pollutants, including oil and produced water spills, into waters of the United States; and
●	liability for drainage into waters of the United States.

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

The foundation for our commitment to human capital and sustainability is illustrated in our corporate vision and values and mission statements:

●	Vision: Our Vision is to be the leader in Health, Safety & Environment and Operational Excellence while providing services to support North American energy development.
●	Mission: Our Mission is to provide the safest and most efficient contract drilling services in our industry.
●	Core Values: Our Core Values provide the directions in achieving these objectives: (i) focus on safety, people and the environment; (ii) lead our industry with integrity and pursuit of performance excellence in everything we do; (iii) accountability to all stakeholders including employees, customers, vendors and investors; and (iv) our greatest resource is people.

Human Capital

As of February 28, 2022, we had approximately 500 employees. We believe people are our greatest resource. We are committed to fostering a work environment where all people feel valued and respected. We are committed to recruiting, hiring, training and retaining the highest caliber human talent for our business by utilizing various means including outreach initiatives and partnerships with a diverse group of organizations, industry associations and networks. We require our employees to complete training annually including our commitment to a respectful workplace.

Training and mentoring of our team members are essential to the development of our employees and providing industry leading contract drilling services. Our mentoring programs are designed to assist short-service employees, especially at the floorhand level at the rig site, with adjusting to their new careers with our company and within our industry. Our training programs are designed to create core-competencies and equip our employees for advancement and promotion opportunities. Training is provided through various means including classroom, online and on-the-job training, and competencies must be demonstrated. Adherence to our training requirements and protocols is monitored for each of our field and office employees and is a component of our field-based annual incentive programs. We consider our employee relations to be good. None of our employees are represented by a union.

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

Health and Benefits. For our field employees, we provide third party medical consultation services on a 24-hour / 7-day a week basis in the event of any personal illness, first aid or injury on our work sites. We provide robust health and benefit programs for all of our employees that include an emphasis on preventative care programs.

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

Drilling Equipment, Suppliers and Subcontractors

We use many suppliers of drilling equipment and services. Although these suppliers, drilling equipment and services have historically been available, there is no assurance that such drilling equipment and services will continue to be available on favorable terms or at all. We also utilize numerous manufacturers and independent subcontractors from various trades to supply key components for our use. These key components include masts and substructures, top drives, high pressure mud pumps, pressure control equipment, engines, and VFD control systems. We believe that we have alternative sources for each of these components.

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

Key Risks Related to Our Business and Operations

Due to the adverse effects of the COVID-19 pandemic on the oil and gas industry, our operating rig count dropped rapidly, and as a result, we reported negative cash flow from operations during the third and fourth quarters of 2020 and during fiscal 2021. We cannot assure you when we will again generate positive cash flow from operations or that our operating rig count will not decline again. Depending upon the length of time it takes for our operating rig count to improve to pre-COVID levels, this could have a material adverse effect on our business, liquidity, results of operations and financial condition.

During the first quarter of 2020, our operating rig count reached a peak of 22 rigs. It previously had reached a peak of 32 rigs during the fourth quarter of 2018. Market deterioration largely caused by COVID-19 subsequently caused our customers to reduce drilling activity from peak 2020 levels, which resulted in a rapid decline in our operating rig count, reaching a low of three rigs during the third quarter of 2020. We were able to reactivate rigs in late 2020 and throughout 2021 and had 16 rigs operating and 17 rigs under contract as of December 31, 2021. Our 17th operating rig recommenced drilling operations in January 2022. However, even with these improvements, we reported negative cash flow from operations throughout 2021. Due to the lack of visibility and confidence towards customer intentions, we cannot assure you that our rig count will not decline from these year-end levels. We also cannot assure you that market conditions will improve and if or when our operating rig count will improve further or reach pre-COVID-19 levels or if we will report positive cash flow from operations in 2022.

Current sources of liquidity at December 31, 2021 included $4.1 million of cash, $11.3 million of availability under our revolving credit facility, and $11.9 million available under our term loan accordion. We currently believe that these sources of liquidity are sufficient to fund our operations for the next twelve months from the date of filing of this Form 10-K, but this assumes that both our operating rig count and dayrates continue to increase steadily during the first half of 2022 in response to recently improving market conditions. Due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry, we cannot predict if market conditions will continue to improve or when, or if, oil and gas prices and demand for our contract drilling services will return to pre-COVID-19 levels. As a result, we cannot assure that our current sources of financial liquidity will be sufficient to fund our operations, and any failure to do so could have a material adverse effect on our business, liquidity, results of operations and financial condition.

We could lose our listing on the New York Stock Exchange, which could have a material adverse effect on the market value of our common stock.

Under New York Stock Exchange listing requirements, in order to maintain our listing status we are required to maintain at all times a minimum 30-day trading average public market capitalization of $15 million. Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard. As of December 31, 2021, we estimated that our 30-day average market capitalization was approximately $30.2 million, and has increased to $39.0 million as of March 2, 2022. Because we cannot predict when, or if, demand for our contract drilling services will return to pre-COVID-19 levels, or when, or if, a general decline in the stock market could occur, we cannot assure you that our common stock will remain listed on the New York Stock Exchange, which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances.

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

Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and natural gas prices, including, but not limited to:

●	the cost of exploring for, producing and delivering oil and natural gas;
●	the discovery and development rate of new oil and natural gas reserves, especially shale and other unconventional natural gas resources for which we market our rigs;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the levels of oil and natural gas storage;
●	the ability of oil and natural gas exploration and production companies to raise capital;
●	economic conditions in the United States and elsewhere;
●	actions by the Organization of Petroleum Exporting Countries;
●	political instability in the Middle East and other major oil and natural gas producing regions;
●	governmental regulations, sanctions and trade restrictions, both domestic and foreign;
●	domestic and foreign tax policy;
●	the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate, including, for example, takeaway constraints experienced in the Permian Basin;
●	weather conditions in the United States;
●	the pace adopted by foreign governments for the exploration, development and production of their national reserves;
●	the price of foreign imports of oil and natural gas;
●	the strength or weakness of the United States dollar;
●	the overall supply and demand for oil and natural gas; and
●	the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.

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

During 2020, the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively “OPEC+”) instituted production cuts in order to support oil prices during the period of reduced demand caused by the COVID-19 pandemic. Recently, OPEC+ has announced modest production increases as global supply-demand fundamentals have become more normalized and oil prices have risen. Although oil prices have recovered from historic 2020 lows, the sustainability of these price levels and adherence by OPEC+ to agreed allocations remains uncertain. Because of this uncertainty, most of our exploration and production (“E&P”) customers have not significantly increased capital expenditure budgets despite substantial improvements in commodity prices. If oil prices were to fall again as a result of prolonged demand destruction caused by the COVID-19 pandemic or increased supply from OPEC+, and remain below $75 per barrel for an extended period, we believe demand for contract drilling services would again soften over current levels, which could have a material adverse effect on our operations and financial condition.

Any loss of large customers could have a material adverse effect on our financial condition and results of operations.

Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2021, we had rigs operating or earning revenues from nine different customers, including two customers who had contracted four each, or 25%, of our contracted rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, it could have a material adverse effect on our revenues, cash flows, and financial condition.

All of our operating rigs are operating under contracts with terms expiring during 2022. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.

Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig, and may elect to release the rig. All of our existing contracts expire during 2022. We cannot assure that a customer will continue to renew contracts as they expire or that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2021, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with an original fixed term of six months or more, was approximately $16.1 million. All of this backlog expires in 2022, which requires us to renew these expiring contracts as well as short term contracts under which a large number of our rigs operate. Although we historically have been successful in obtaining extensions or follow on work for drilling rigs with expiring contracts, in periods of market decline or uncertainty such as the U.S. land contract drilling industry is experiencing, we cannot assure that we will obtain such renewals, or that such renewals will be on terms acceptable to us. Any failure to renew or find follow-on work for our drilling rigs with expiring contracts, could have a material adverse effect on our operations and financial condition.

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

We participate in a capital-intensive business. We may not be able to finance future growth of our operations.

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

Utilization of any NOL carryforwards depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes, upon the occurrence of an ownership change (discussed below), an annual limitation on the amount of our pre-ownership change NOLs we can utilize to offset our taxable income in any taxable year (or portion thereof) ending after such ownership change. The limitation is generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change occurs if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) at any time during a rolling three-year period. In addition, future ownership changes or future regulatory changes could further limit our ability to utilize our NOLs. If all or a substantial part of our NOLs is lost or limited, it will result in our recognizing a net deferred tax liability and associated expense during the period of limitation.

We believe we had an ownership change in April 2016, October 2018 in connection with the Sidewinder Merger, and in October 2021. In conjunction with the ownership change in October 2021, we expect to have approximately $81.2 million of NOLs expire before becoming available to be utilized by the Company. Currently, because we have not yet generated taxable income for federal income tax purposes, all of our NOL assets in excess of the amount that we are able to offset against other deferred tax liabilities have been reserved on our balance sheet. As a result of the ownership change, and the limitation of our NOL, we recognized a net deferred tax liability and associated expense in the fourth quarter of 2021. Subsequent ownership changes under Section 382 in the future could cause further limitations in our existing NOLs as well as NOLs generated during future periods.

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

Risks Related to Our Liquidity

We may not be successful in refinancing our existing term loan indebtedness on terms that are acceptable to us. In addition, any refinancing of the term loan could result in substantial dilution to our existing stockholders.

On December 31, 2021, our outstanding term loan had a balance of $135.9 million, and on January 1, 2022, we increased the outstanding balance by an additional $3.2 million under the facility in connection with the payment of interest due on such date. Although our Term Loan Credit Agreement does not mature until October 2023, we expect it to be classified as a current liability on our balance sheet when we report our results of operations and financial condition on our Quarterly Report on Form 10-Q for the nine months ended September 30, 2022. We have begun the process of evaluating alternatives to refinance this Term Loan Facility. We cannot predict at this time the form of any such refinancing; however, such alternatives could include an extension of the term of the Term Loan Facility, the conversion or refinancing of all or part of the debt to equity or equity-linked instruments, and adjustments to interest rates and covenants, the issuance of debt or equity securities to third parties, or a combination of conversions or exchanges and issuances of debt or equity securities to third parties. We believe it is likely that any refinancing of the Term Loan Credit Agreement will involve the issuance of equity or equity linked instruments that will result in dilution to our existing stockholders. Although market conditions for our business have been strengthening, we cannot predict whether suitable refinancing alternatives will be available to us, or the timing of when such refinancing could occur. Any failure to refinance outstanding amounts under the Term Loan Credit Agreement would have a material adverse effect on our financial condition.

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

Our existing debt instruments contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:

●	incur or guarantee additional indebtedness;
●	make loans to others;
●	make investments;
●	merge or consolidate with another entity;
●	transfer, lease or dispose of all or substantially all of our assets;
●	make certain payments;
●	create or incur liens;
●	purchase, hold or acquire capital stock or certain other types of securities;
●	pay cash dividends;
●	enter into certain transactions with affiliates; and
●	engage in certain other transactions without the prior consent of the lenders.

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

The borrowing base under our revolving credit facility may decline during 2022.

At December 31, 2021, the borrowing base under our ABL Credit Facility was $17.8 million, and we had $11.3 million of availability remaining of our $40.0 million commitment on that date. Unless we maintain a minimum fixed charge coverage ratio (“FCCR”) of 1:1, we are required to maintain minimum availability under the ABL Credit Facility of $4.0 million. During 2021, we did not maintain this minimum fixed charge coverage ratio. The borrowing base under the ABL Credit Facility is calculated based upon 85% of the sum of our eligible accounts receivable. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due. If at any time our borrowing base falls below our outstanding balance under our ABL Credit Facility, and we were not able to promptly repay such deficiency, we would be required to repay to the banks any deficiency amount. In such event, if our available cash balances were not sufficient to repay such amounts, we would be required to obtain other debt or equity financing necessary to cure such deficiency, and there can be no assurance that such additional financing sources would be available to us, or available on terms acceptable to us. Any inability to timely cure any deficiency between our borrowing base and credit facility balance may have a material adverse effect on our liquidity and financial condition.

A failure of any of our lenders to honor commitments or advance funds under our existing debt instruments would have a material adverse effect on our ability to fund our operations and business strategy.

Our ABL Credit Facility limits the amounts we can borrow up to a borrowing base amount which is calculated monthly and is based on a percentage of our eligible accounts receivable. The borrowing base under our ABL Credit Facility was $17.8 million as of December 31, 2021, with lender commitments of $40.0 million. Our Term Loan Facility also contains a committed accordion feature that allows us to borrow up to an additional $15 million during the term of that facility, of which $11.9 million is available. Subsequent to December 31, 2021, we elected to pay in-kind $3.2 million of interest due on January 1, 2022, reducing the available committed accordion to $8.7 million.

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

Both our existing ABL Credit Facility and Term Loan Facility contain a springing financial covenant requiring us to maintain an FCCR of 1:1. The FCCR is equal to adjusted EBITDA less capital expenditures divided by cash interest expense plus scheduled principal payments, cash dividends and finance lease obligations plus cash taxes paid. This covenant is only tested when excess availability under our ABL Credit Facility falls below 10% of the loan commitment.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. Our debt carries a floating rate of interest linked to various indices, including LIBOR. A change in indices, including the announced discontinuation of LIBOR, resulting in interest rate increases on our debt could adversely affect our cash flow and operating results. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for capital expenditures and place us at a competitive disadvantage. For example, total long-term debt at December 31, 2021 included $142.2 million of floating-rate debt attributed to borrowings at an average interest rate of 8.81%, and the impact on annual cash flow of a 10% change in the floating-rate (approximately 9.69%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2021; however, there are no assurances that possible rate changes would be limited to such amounts. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our desired growth and operating results.

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

The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company that a stockholder may consider favorable, which could adversely affect the price of our common stock. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws that could delay or prevent an unsolicited change in control of our company include:

●	provisions regulating the ability of our stockholders to nominate candidates for election as directors or to bring matters for action at annual meetings of our stockholders;
●	limitations on the ability of our stockholders to call a special meeting and act by written consent; and
●	the authorization given to our Board of Directors to issue and set the terms of preferred stock.

Future offerings of debt securities, which would rank senior to our common stock in the event of our liquidation, and future offerings of equity and equity-linked securities, which would dilute our existing stockholders or rank senior to our common stock, may adversely affect the market value of our common stock.

We intend to evaluate and may attempt to increase our capital resources by offering debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible notes and classes of preferred stock. In the event of our liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company had the right to sell to Tumim up to $5.0 million (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. This agreement was terminated on December 14, 2021. As of December 31, 2021, we had sold 1,144,000 shares for a total of $4.2 million in proceeds at an average sales price of $3.71 per share. In addition, during 2021 we issued 2,860,924 shares for a total of $9.7 million in proceeds pursuant to our at-the-market (“ATM”) offerings. At the end of 2021, our Board approved additional ATM offerings aggregating up to $5.9 million in proceeds, and during January and February 2022, we sold an additional 1,061,853 shares for a total of $3.6 million in proceeds pursuant to this most recent authorization. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their shareholdings in us.

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

General Risk Factors

The COVID-19 pandemic and related economic repercussions had a significant impact on our business, results of operations and financial condition, and depending on the duration of the pandemic and its effect on the oil and gas industry, could continue to have a material adverse effect on our business, liquidity, results of operations and financial condition.

The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19 resulted in a decline in demand for oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC+ members and other oil exporting nations fail to maintain compliance with production quotas or other actions that support and stabilize commodity prices, we expect our business, operating results and financial condition to remain depressed with further declines in activity levels possible.

Given the nature and significance of the COVID-19 pandemic on demand for oil, and the uncertainty regarding the length of this impact, our business is subject to substantial risks outside of our control, which include, but are not limited to:

●	disruption to our supply chain for equipment, supplies and materials essential to our business;
●	notices from customers or suppliers arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
●	reductions in our borrowing base under our revolving line of credit related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
●	a need to preserve liquidity, which could result in reductions or delays to planned maintenance capital expenditures or failure to pursue other business opportunities;
●	failure of our lenders under our revolving credit facility or term loan to honor commitments to provide additional funding in accordance with the terms of such agreements;
●	actions by the lenders under our term loan or revolving line of credit that additional borrowings permitted under such arrangements will not be permitted as a result of the occurrence of a material adverse effect caused by the COVID-19 pandemic;
●	our ability to comply with minimum liquidity and springing fixed charge coverage ratio covenants contained in our credit facilities;
●	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
●	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
●	additional reductions to our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

●	additional asset impairments, including an impairment of the carrying value of our assets as demand for our contract drilling services decreases;
●	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate; and
●	changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states in our target markets or other jurisdictions, that may result in additional limits on demand for our contract drilling services.

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

Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. Including the Galayda facility, we currently have five such field locations.

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

Holders of Record

As of February 28, 2022, there were approximately 20 record holders of our common stock as listed by our transfer agent’s records. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.

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

The following graph compares our cumulative five-year total stockholder return with total stockholder return during the same period for the Standard & Poors 500 Index, the Standard & Poor’s Oil and Gas Equipment Service Index, the Philadelphia Stock Exchange Oil Service Sector Index and an index of peer companies. The graph assumes that (i) $100 was invested in our common stock on December 31, 2016, (ii) $100 was invested in each index on December 31, 2016, and (iii) all dividends, if any, were reinvested.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Independence Contract Drilling, Inc.	$100.00	$59.40	$46.57	$14.88	$2.19	$2.24
S&P 500 Index	$100.00	$121.82	$116.46	$153.12	$181.28	$233.26
Peer Index	$100.00	$83.85	$46.85	$42.72	$22.95	$29.65
S&P Oil & Gas Equipment Service Index	$100.00	$78.18	$41.42	$37.84	$21.42	$24.04
Philadelphia Stock Exchange Oil Service Sector Index	$100.00	$82.80	$45.38	$45.12	$26.14	$31.56

The Peer Index companies consist of: Akita Drilling, Ltd., Ensign Energy Services, Inc., Helmerich & Payne, Inc., Nabors Industries, Ltd., Patterson-UTI Energy, Inc., Precision Drilling Corporation, and RPC, Inc.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2021, we withheld shares of our common stock to satisfy tax withholding obligations in connection with the vesting of certain stock awards. These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to repurchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2021.

In the second quarter of 2019, our Board of Directors authorized a stock repurchase program of up to $10.0 million beginning on August 2, 2019 and ending on August 1, 2022. During the second quarter of 2020, this program was suspended until market conditions and our financial liquidity substantially improve. As of December 31, 2021, the Company has repurchased approximately $0.9 million of its common stock over the life of the program.

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under the Program
October 1 — October 31	—	$—	—	$9,124,711
November 1 — November 30	—	$—	—	$9,124,711
December 1 — December 31	3,268	$2.94	—	$9,124,711
Total	3,268	$2.94	—	$9,124,711

ITEM 6.       [Reserved]

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

Discussions of matters pertaining to the year ended December 31, 2019 and year-to-year comparisons between the years ended December 31, 2020 and 2019 are not included in this Form 10-K, but can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed on March 1, 2021.

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs.

Our rig fleet includes 24 marketed AC powered (“AC”) rigs plus additional AC rigs that require significant capital expenditures in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions. Our first rig began drilling in May 2012.

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

Significant Developments

COVID-19 Pandemic and Market Conditions Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize and steadily improve, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and throughout 2021. As market conditions improved, dayrates and our revenue per day also began to steadily improve for our contract drilling services, in particular during the second half of 2021. Recently, oil prices (WTI-Cushing) reached a high of $96.13 per barrel on February 28, 2022, and natural gas prices (Henry Hub) reached a high of $6.70 per mmcf on February 2, 2022. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. As of December 31, 2021, we had 16 rigs operating and 17 contracted, with our 17th rig reactivating in January 2022.

Due to rapidly declining market conditions at the end of the first quarter of 2020, we took actions in order to reduce our cost structure including: salary or compensation reductions, suspension of all cash-based incentive compensation, reduction of the number of executive management and directors, reduction of annual director compensation and reduction of non-field-based personnel headcount. As market conditions improved in 2021, we reinstated our incentive compensation accruals and increased field pay in response to tighter labor markets. As of January 1, 2022, we have fully reinstitued pre-COVID compensation levels and in many cases increased compensation above pre-COVID levels in response to a tightening labor market.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.8 million of employer social security payments during the year ended December 31, 2020. We made the first required payment of $0.4 million on January 3, 2022.

The CARES Act did not have a material impact on our income taxes. Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.

PPP Loan

During the second quarter of 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP was part of the CARES Act, and it provided loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan could only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan was equal to 1.0% per annum. All or part of the loan was forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. The loan is considered an extinguishment of debt and is recorded as “Gain on extinguishment of debt” in our 2021 Statements of Operations. We have not accrued any liability associated with the risk of an adverse SBA review.

Common Stock Purchase Agreement

On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company had the right to sell to Tumim up to $5.0 million (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. Sales of common stock pursuant to the Commitment Purchase Agreement, and the timing of any sales, were solely at our option and we were under no obligation to sell securities pursuant to this arrangement. Shares could be sold by the Company pursuant to this arrangement over a period of up to 24 months, commencing on December 1, 2020.

We determined that the right to sell additional shares represented a freestanding put option under ASC 815 Derivatives and Hedging, but had a fair value of zero, and therefore no additional accounting was required. Transaction costs, of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of December 31, 2021, we had sold 1,144,000 shares for a total of $4.2 million in proceeds at an average sales price of $3.71 per share. On December 14, 2021, the agreement was terminated and no further shares were sold.

Amendments to Term Loan Credit Agreement

On June 4, 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. On April 1, 2021, we elected to pay in-kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly.

On September 28, 2021, we executed a Fourth Amendment (the “Fourth Amendment”) to the Term Loan Credit Agreement, dated as of October 1, 2018 (the “Term Loan Credit Agreement”), which amended the Term Loan Credit Agreement to permit us, at our option, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind. The payment-in-kind was in lieu of exercising a drawdown under the Accordion under the Term Loan Credit Agreement, thus, the amount of the Term Loan Accordion commitment of $15 million was reduced by the PIK Amount. On September 29, 2021, we elected to pay in-kind the $3.1 million October 1, 2021 interest payment.

On December 30, 2021 we executed a Fifth Amendment (the “Fifth Amendment”) to the Term Loan Credit Agreement, dated as of October 1, 2018, to permit us, at our option, subject to prior notice, to elect to pay accrued and unpaid interest due January 1, 2022 in-kind. The payment-in-kind was in lieu of exercising a drawdown under the Accordion under the Term Loan Credit Agreement, thus the amount of the Term Loan Accordion commitment was further reduced by the PIK Amount. On December 30, 2021, we elected to pay in-kind the $3.2 million January 3, 2022 interest payment. Following this payment-in-kind on January 1, 2022, the Term Loan Accordion commitment was $8.7 million.

ATM Offering

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11.0 million. We issued and sold approximately $11.0 million of common stock in the second and third quarters of 2020.

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

On August 19, 2021, we entered into a new ATM Distribution Agreement relating to the offer and sale of an additional $7.5 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” During the fourth quarter of 2021, we completed this offering process, raising $7.5 million of gross proceeds and issuing an aggregate of 2,274,990 shares at an average gross offering price of $3.30.

On December 16, 2021, in conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of an additional $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2022. As of March 4, 2022, we raised gross proceeds of $3.6 million from the sale of shares in the offering.

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

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig net proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a change of control transaction (as defined therein) (such applicable date, the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig net proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig net proceeds were previously payable in the second quarter of 2020. Accrued interest as of December 31, 2021 was $1.2 million.

Asset Impairment, net

During 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. We also sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million in our consolidated statements of operations.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update," we concluded that a triggering event had occurred and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the macroeconomic conditions at the time and uncertainties surrounding COVID-19.

During the fourth quarter of 2020, due to the highly competitive market and in an effort to minimize capital spending, management drafted and approved a plan to upgrade our existing fleet by utilizing the primary components needed to complete the upgrades from five of our existing rigs and these five rigs were removed from our marketed fleet. We recorded an impairment charge of $21.9 million related to the remaining assets on these non-marketed rigs. Additionally, we recorded a $2.4 million asset impairment based upon the market approach method on certain capital spare parts, all of which were deemed to be incompatible with our upgraded fleet.

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

Our operating costs also include costs and expenses associated with construction activities at our Galayda yard location to the extent that construction activities cease or are not continuous. During 2021, our operating costs also included approximately $1.4 million of costs associated with the reactivation of idle rigs. Reactivation costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs.

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
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,	December 31,
(In thousands, except per share data)	2021	2020
Revenues	$87,955	$83,418
Costs and expenses
Operating costs	75,751	65,367
Selling, general and administrative	15,699	13,484
Severance expense	—	1,076
Depreciation and amortization	38,915	43,919
Asset impairment, net	800	41,007
(Gain) loss on disposition of assets, net	(245)	723
Other expense	150	—
Total cost and expenses	131,070	165,576
Operating loss	(43,115)	(82,158)
Interest expense	(15,193)	(14,627)
Gain on extinguishment of debt	10,128	—
Loss before income taxes	(48,180)	(96,785)
Income tax expense (benefit)	18,532	(147)
Net loss	$(66,712)	$(96,638)

Other financial and operating data
Number of marketed rigs (end of period) (1)	24	24
Rig operating days (2)	4,651	3,739
Average number of operating rigs (3)	12.7	10.2
Rig utilization (4)	53%	35%
Average revenue per operating day (5)	$17,224	$19,000
Average cost per operating day (6)	$13,943	$13,984
Average rig margin per operating day	$3,281	$5,016
Oil price per Bbl (7) (end of year)	$75.33	$48.35
Natural gas price per Mcf (8) (end of year)	$3.82	$2.36

(1)	Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete or market conditions substantially improve.
(2)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned.
(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(4)	Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(5)	Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $7.8 million and $9.0 million during the years ended December 31, 2021 and 2020, respectively, and (ii) early termination revenues of zero and $3.3 million during the years ended December 31, 2021 and 2020, respectively.

(6)	Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $7.8 million and $9.0 million during the years ended December 31, 2021 and 2020, respectively, (ii) overhead costs expensed due to reduced rig upgrade activity of $1.6 million and $1.9 million during the years ended years ended December 31, 2021 and 2020, respectively, (iii) rig reactivation costs, inclusive of new crew training costs, of $1.4 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively, and (iv) rig decommissioning costs associated with stacking deactivated rigs of $0.1 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively.
(7)	WTI spot price as reported by the United States Energy Information Administration.
(8)	Henry Hub spot price as reported by the United States Energy Information Administration.

Comparison of the years ended December 31, 2021 and 2020

Revenues

Revenues for the year ended December 31, 2021 were $88.0 million, representing a 5.4% increase over revenues of $83.4 million for the year ended December 31, 2020. This increase was attributable to an increase in operating days to 4,651 days as compared to 3,739 days in 2020. The increase in operating days was primarily attributable to the reactivation of rigs in 2021 after the drastic downturn in market conditions in 2020 as a result of the COVID-19 pandemic and the concurrent initiation of a crude oil price war between members of the “OPEC+” group. On a revenue per operating day basis, which excludes the impact of early termination, our revenue per operating day decreased to $17,224 during 2021 compared to revenue per operating day of $19,000 during 2020. This decrease in average revenue per day resulted from the expiration of various higher dayrate legacy term contracts prior to 2021.

Operating Costs

Operating costs for the year ended December 31, 2021 were $75.8 million, representing a 15.9% increase over operating costs for the year ended December 31, 2020 of $65.4 million. This increase was attributable to an increase in operating days to 4,651 days as compared to 3,739 days in 2020. On a cost per operating day basis, our cost per day decreased to $13,943 during 2021, compared to cost per day of $13,984 during 2020. This decrease was primarily attributable to inefficiencies during the downturn in 2020, offset by higher personnel costs associated with staffing for planned rig reactivations and tighter labor markets in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 were $15.7 million, representing a 16.4% increase over selling, general and administrative expenses for the year ended December 31, 2020 of $13.5 million. This increase was primarily related to higher incentive compensation accruals in 2021. We suspended our incentive compensation plan for 2020 as a result of the COVID-19 pandemic.

Severance Expense

Severance expense of $1.1 million was recorded during 2020 in connection with our cost reduction measures instituted in response to the COVID-19 pandemic and deteriorating market conditions. We did not record any severance expense in 2021.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2021 was $38.9 million, representing a 11.4% decrease compared to $43.9 million for the year ended December 31, 2020. This decrease was primarily the result of the asset impairments incurred in 2020 and 2021, offset by increases related to the introduction of reactivated drilling rigs upgraded by us in 2021. We begin depreciating our rigs on a straight-line basis when they commence drilling operations.

Asset Impairment, net

Asset impairment expense of $0.8 million was recorded for the year ended December 31, 2021, as compared to $41.0 million for the year ended December 31, 2020. For further discussion, see “Significant Developments - Asset Impairments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $0.2 million and a loss of $0.7 million was recorded for the years ended December 31, 2021 and 2020, respectively. In the current and prior year period the gain and loss relate primarily to the sale of miscellaneous drilling equipment.

Other Expense

Other expense of $0.2 million was recorded during 2021 in connection with the termination of our Commitment Purchase Agreement. We did not record any other expense in 2020.

Interest Expense

Interest expense was $15.2 million for the year ended December 31, 2021, compared to $14.6 million for the year ended December 31, 2020. The increase in the current year primarily relates to the compounding interest on the merger consideration payable in June 2022.

Gain on Extinguishment of Debt

A gain on extinguishment of debt totaling $10.1 million was recorded for the year ended December 31, 2021 related to the forgiveness of our PPP Loan. See Note 8 “Long-term Debt” for additional information.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2021 amounted to $18.5 million compared to income tax benefit of $0.1 million for the year ended December 31, 2020. The effective tax rate was negative 38.5% for the year ended 2021 compared to 0.2% for the year ended 2020. Tax expenses for 2021 primarily related to non-cash charges related to the inability to utilize net operating loss (“NOL”) deferred tax assets to offset deferred tax liabilities due to an IRC Section 382 ownership change occurring in October 2021 and the limitations therefrom placed upon the NOLs. Taxes for 2020 primarily relate to Louisiana state income tax and Texas margin tax. See Note 9 “Income Taxes” for additional information.

Liquidity and Capital Resources

Our liquidity as of December 31, 2021 included cash on hand of $4.1 million, $11.3 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $17.8 million, and an $11.9 million committed accordion under our existing term loan facility. Subsequent to December 31, 2021, we raised an additional $3.6 million of gross proceeds through “at-the-market” equity offerings issuing an additional 1,061,853 shares which is not included in our liquidity or our outstanding share count as of December 31, 2021.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, rig reactivations, working capital and general corporate purposes.

Cash flow from operations, ignoring working capital fluctuations, was negative during 2021. Subsequent to December 31, 2021, we elected to pay in-kind $3.2 million of interest due on January 1, 2022, which reduced our remaining Term Loan Accordion commitment and increased our Term Loan Facility balance accordingly. Looking forward past December 31, 2021, we currently estimate that required non-operating cash payments for interest under our credit facilities and finance lease payments will approximate $18.1 million for the 12 months ending December 31,

2022. In addition, the final merger consideration payment due pursuant to our merger agreement executed in connection with our merger with Sidewinder Drilling matures on June 30, 2022. Payments for capital expenditures and financing leases and to fund operations will be in addition to these amounts.

Because our cash flows from operations have been and could continue to be impacted by depressed market conditions caused by the COVID-19 pandemic, we may be required to continue to draw down under our ABL Credit Facility and to draw down funds pursuant to the DDTL Facility under our term loan facility to meet required non-operating expenditures and if necessary to fund operations. We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the duration of the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.

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

Contractual Obligations

As of December 31, 2021, we had contractual obligations as described below.

Our obligations include "off-balance sheet arrangements" whereby the liabilities associated with unconditional purchase obligations are not fully reflected in our consolidated balance sheets.

(in thousands)	2022	2023	2024	Thereafter	Total
Term Loan Facility	$—	$135,883	$—	$—	$135,883
ABL Credit Facility	—	6,300	—	—	6,300
Interest on Term Loan Facility	12,467	12,399	—	—	24,866
Interest on ABL Credit Facility	303	303	—	—	606
Deferred amendment fee	—	975	—	—	975
Merger consideration payable to an affiliate, including interest	4,606	—	—	—	4,606
Finance leases	4,868	1,068	200	—	6,136
Purchase obligations	2,927	—	—	—	2,927
Total contractual obligations	$25,171	$156,928	$200	$—	$182,299

Our long-term debt as of December 31, 2021 consisted of amounts due under our Term Loan Facility (as defined and further described below). Interest on long-term debt is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2021 under our Term Loan Facility. Interest payment obligations on our Term Loan Facility were estimated based on the 9.0% interest rate that was in effect at December 31, 2021, and the principal balance of $135.9 million at December 31, 2021, and assuming repayment of the outstanding balance occurs at October 1, 2023. Interest payment obligation on our ABL Credit Facility were estimated based on the 4.75% interest rate that was in effect at December 31, 2021, and the principal balance of $6.3 million at December 31, 2021, and assuming repayment of the outstanding balance occurs at October 1, 2023. Included in our contractual obligations are finance leases on vehicles and certain drilling equipment. These leases generally have a term of 36 months and are paid monthly.

Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $0.2 million that could be forfeited if we were to cancel these orders.

Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(9,579)	$287
Net cash used in investing activities	(14,378)	(8,977)
Net cash provided by financing activities	15,818	15,763
Net (decrease) increase in cash and cash equivalents	$(8,139)	$7,073

Net Cash (Used In) Provided By Operating Activities

Cash used in operating activities was $9.6 million for the year ended December 31, 2021 compared to cash provided by operating activities of $0.3 million for the year ended December 31, 2020. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, stock-based compensation, deferred taxes and amortization of deferred financing costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2021 were lower as a result of a decrease in net loss of $29.9 million, adjusted for non-cash items of $57.1 million, compared to $88.5 million in 2020. Additionally, working capital changes that increased cash flows from operating activities were de minimis in 2021 compared to working capital changes that increased cash flows from operating activities of $8.4 million in 2020.

Net Cash Used In Investing Activities

Cash used in investing activities was $14.4 million for the year ended December 31, 2021 compared to $9.0 million for the year ended December 31, 2020. Our primary investing activities in 2021 related to rig upgrades and maintenance capital expenditures. Cash payments of $16.4 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.0 million. Cash payments during 2021 included approximately $1.0 million associated with equipment purchased in 2020. During 2020, cash payments of $14.2 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $5.1 million and the collection of principal on note receivable of $0.1 million.

Net Cash Provided By Financing Activities

Cash provided by financing activities was $15.8 million for the year ended December 31, 2021 compared to cash provided by financing activities of $15.8 million for the year ended December 31, 2020. During 2021, we received proceeds from borrowings under our Revolving Credit Facility of $6.3 million, proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $9.0 million and proceeds from the issuance of common stock under our equity line of credit purchase agreement of $4.2 million offset by restricted stock units withheld for taxes paid of $14.0 thousand, the purchase of treasury stock of $10.0 thousand, financing cost paid of $64 thousand, and made payments for finance lease obligations of $3.6 million. During 2020, we made borrowings under our Revolving Credit Facility of $11.0 million and under the PPP Loan of $10.0 million, offset by repayments under our Revolving Credit Facility of $11.0 million, common stock issuance costs of $0.8 million, received proceeds from issuance of common stock of $11.0 million, had restricted stock units withheld for taxes paid of $44.0 thousand, purchased $0.1 million of treasury stock and made payments for finance lease obligations of $4.3 million.

Long-term Debt

On October 1, 2018, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and (b) a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities have a maturity date of October 1, 2023, at which time all outstanding principal under the Term Facilities and other obligations become due and payable in full. The outstanding balance under this Term Loan Credit Agreement at December 31, 2021 was $135.9 million, and increased to $139.1 million in January 2022 as a result of the payment-in-kind of interest due on January 1, 2022.

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

The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1:1 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control.

The obligations under the Term Loan Credit Agreement are secured by a first priority lien on collateral (the “Term Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the ABL Credit Facility (defined below) and a second priority lien on such Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. MSD PCOF Partners IV, LLC (an affiliate of MSD Partners) is the lender of our $130.0 million Term Loan Facility. MSD Partners, together with MSD Capital, owned approximately 6.1% of the outstanding shares of our common stock as of June 30, 2021. Their ownership percentage dropped below the 5% beneficial ownership percentage as of September 30, 2021, and remains as such at December 31, 2021.

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. During the second quarter of 2021, we utilized this PIK option to pay interest due during the quarter. In September 2021, we amended our Term Loan Credit Agreement to permit us, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind. The payment-in-kind is in lieu of exercising a drawdown under the DDTL Facility under the Term Loan Credit Agreement, reducing the amount of the DDTL Facility commitment of $15 million by the amount of the accrued and unpaid interest due October 1, 2021. On October 1, 2021, we elected to pay in-kind the $3.1 million interest payment due under our Term Loan Credit Agreement. Subsequent to December 31, 2021, we elected to pay in- kind $3.2 million of interest due on January 1, 2022, which will draw down our remaining $11.9 million DDTL Facility and increase our Term Loan Facility balance accordingly.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1:1 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2021, the weighted-average interest rate on our borrowings was 8.81%. At December 31, 2021, the borrowing base under our ABL Credit Facility was $17.8 million, and we had $11.3 million of availability remaining of our $40.0 million commitment on that date.

In addition, on April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the PPP, sponsored by the SBA as guarantor of loans under the PPP. The PPP was part of the CARES Act, and it provided loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan could only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period ending October 13, 2020. Interest on the PPP Loan was equal to 1.0% per annum. All or part of the loan was forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the period from January 1, 2020 to February 15, 2020. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. We have not accrued any liability associated with the risk of an adverse SBA review.

Additionally, included in our long-term debt are finance leases. These leases generally have initial terms of 36 months and are paid monthly.

Critical Accounting Policies and Accounting Estimates

The consolidated financial statements are impacted by the accounting policies and estimates and assumptions used by management during their preparation. These estimates and assumptions are evaluated on an on-going basis. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities if not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of the critical accounting policies and estimates used in our consolidated financial statements. Other significant accounting policies are summarized in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

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

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost less accumulated depreciation. All property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to 39 years. Our determination of the useful lives of property and equipment requires us to make various assumptions when the assets are acquired or placed into service about the expected usage, normal wear and tear and the extent and frequency of maintenance programs. The cost of maintenance and repairs are expensed as incurred. Major overhauls and upgrades are capitalized and depreciated over their remaining useful life.

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

Asset impairment expense of $0.8 million was recorded for 2021, as compared to $41.0 million for 2020. For further discussion, see “Significant Developments - Asset Impairments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Other Matters

Off-Balance Sheet Arrangements

We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. These arrangements relate to non-cancelable operating leases with terms of less than twelve months and unconditional purchase obligations not fully reflected on our consolidated balance sheets. See Note 13 “Commitments and Contingencies” to our consolidated financial statements for additional information.

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

On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g. discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform, to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies that issuers should account for modifications and exchanges of freestanding equity-classified written call options that remain equity-classified after these transactions as an exchange of the original instrument for a new instrument. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We adopted this guidance on January 1, 2022 and there is no impact on our consolidated financial statements.

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

Interest Rate Risk

Total long-term debt at December 31, 2021 included $142.2 million of floating-rate debt attributed to borrowings at an average interest rate of 8.81%. As a result, our annual interest cost in 2021 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 9.69%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2021; however, there are no assurances that possible rate changes would be limited to such amounts.

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

We cannot predict whether there will be additional disruptions resulting from the COVID-19 pandemic in the future that could cause commodity prices and demand for our drilling services to fall. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks outlined in our Current Reports on Form 10-Q under Part II, Section 1a “Risk Factors,” as well as the risk factors outlined in this Annual Report on Form 10-K under Part I, Item 1a “Risk Factors,” many of which are aggravated as a result of the declining market conditions and significant uncertainty caused by the COVID-19 pandemic.

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

Board of Directors and Stockholders

Independence Contract Drilling, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of the Enterprise Valuation in Connection with the 382 Ownership Change

As discussed in Note 9 to the consolidated financial statements, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes, upon the occurrence of an ownership change, an annual limitation on certain net operating losses that can be utilized. In October 2021, the Company experienced an ownership change, and conducted an analysis of the annual limitation, which included the use of a tangible property and enterprise valuation of the Company.

We identified management’s assessment of the enterprise valuation, specifically the key assumptions relating to future dayrates, rig utilization and the terminal growth rate, used within the enterprise valuation as a critical audit matter. Auditing management’s assessment of the key assumptions relating to future dayrates, rig utilization and the terminal growth rate, involved significant estimation and complex auditor judgement.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness, accuracy, and relevance of the underlying data used in estimating the undiscounted future cash flows used in the enterprise valuation; and
●	Evaluating the reasonableness of the future dayrates, rig utilization and the terminal growth rate used by management in developing the estimate of undiscounted future cash flows, including evaluating whether the assumptions were reasonable considering market data, and current and historical performance, and were consistent with evidence obtained through other areas of the audit.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Houston, Texas

March 15, 2022

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$4,140	$12,279
Accounts receivable, net of allowance of zero and $0.5 million, respectively	22,211	10,023
Inventories	1,171	1,038
Prepaid expenses and other current assets	4,787	4,102
Total current assets	32,309	27,442
Property, plant and equipment, net	362,346	382,239
Other long-term assets, net	2,449	3,528
Total assets	$397,104	$413,209
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$4,464	$7,637
Accounts payable	15,304	4,072
Accrued liabilities	15,617	10,723
Current portion of merger consideration payable to an affiliate	2,902	—
Total current liabilities	38,287	22,432
Long-term debt	141,740	137,633
Merger consideration payable to an affiliate	—	2,902
Deferred income taxes, net	19,037	505
Other long-term liabilities	2,811	2,704
Total liabilities	201,875	166,176
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,287,931 and 6,254,396 shares issued, respectively, and 10,206,085 and 6,175,818 shares outstanding, respectively	102	62
Additional paid-in capital	532,826	517,948
Accumulated deficit	(333,776)	(267,064)
Treasury stock, at cost, 81,846 shares and 78,578 shares, respectively	(3,923)	(3,913)
Total stockholders’ equity	195,229	247,033
Total liabilities and stockholders’ equity	$397,104	$413,209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$87,955	$83,418	$203,602
Costs and expenses
Operating costs	75,751	65,367	144,913
Selling, general and administrative	15,699	13,484	16,051
Severance and merger-related expense	—	1,076	2,698
Depreciation and amortization	38,915	43,919	45,367
Asset impairment, net	800	41,007	35,748
(Gain) loss on disposition of assets, net	(245)	723	4,943
Other expense	150	—	377
Total costs and expenses	131,070	165,576	250,097
Operating loss	(43,115)	(82,158)	(46,495)
Interest expense	(15,193)	(14,627)	(14,415)
Gain on extinguishment of debt	10,128	—	—
Loss before income taxes	(48,180)	(96,785)	(60,910)
Income tax expense (benefit)	18,532	(147)	(122)
Net loss	$(66,712)	$(96,638)	$(60,788)
Loss per share:
Basic and diluted	$(8.89)	$(19.69)	$(16.11)
Weighted average number of common shares outstanding:
Basic and diluted	7,507	4,907	3,774

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

			Additional			Total
	Common Stock(1)		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock(1)	Equity
Balances at December 31, 2018	3,853,909	$39	$504,178	$(109,638)	$(3,046)	$391,533
Restricted stock issued	(6,478)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	2,737	—	(34)	—	—	(34)
Purchase of treasury stock	(38,118)	(1)	(7)	—	(801)	(809)
Common stock issuance costs	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	1,871	—	—	1,871
Net loss	—	—	—	(60,788)	—	(60,788)
Balances at December 31, 2019	3,812,050	$38	$505,831	$(170,426)	$(3,847)	$331,596
Restricted stock forfeited	(5,716)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	27,750	—	(44)	—	—	(44)
Purchase of treasury stock	(14,443)	—	—	—	(66)	(66)
Issuance of common stock through at-the-market facility, net of offering costs	2,356,177	24	10,182	—	—	10,206
Stock-based compensation	—	—	1,979	—	—	1,979
Net loss	—	—	—	(96,638)	—	(96,638)
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	28,611	—	(14)	—	—	(14)
Purchase of treasury stock	(3,268)	—	—	—	(10)	(10)
Issuance of common stock through at-the-market facility, net of offering costs	2,860,924	29	8,940	—	—	8,969
Issuance of common stock under purchase agreement	1,144,000	11	4,228	—	—	4,239
Stock-based compensation	—	—	1,724	—	—	1,724
Net loss	—	—	—	(66,712)	—	(66,712)
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229

(1)	Prior period results have been adjusted to reflect the 1-for-20 reverse stock split that took place in February 2020. See Reverse Stock Split in Note 1 - Nature of Operations and Recent Developments.

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(66,712)	$(96,638)	$(60,788)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	38,915	43,919	45,367
Asset impairment, net	800	41,007	35,748
Stock-based compensation	2,295	1,979	1,871
(Gain) loss on disposition of assets, net	(245)	723	4,943
Non-cash interest expense	5,883	—	—
Non-cash gain on extinguishment of debt	(10,128)	—	—
Deferred income taxes	18,532	(147)	(122)
Amortization of deferred financing costs	1,115	988	814
Bad debt (recovery) expense	(52)	16	459
Changes in operating assets and liabilities
Accounts receivable	(12,136)	26,026	5,695
Inventories	(133)	117	(349)
Prepaid expenses and other assets	57	(1,023)	1,473
Accounts payable and accrued liabilities	12,230	(16,680)	(7,190)
Net cash (used in) provided by operating activities	(9,579)	287	27,921
Cash flows from investing activities
Purchases of property, plant and equipment	(16,415)	(14,229)	(38,320)
Proceeds from the sale of assets	2,037	5,107	8,951
Proceeds from insurance claims	—	—	1,000
Collection of principal on note receivable	—	145	—
Net cash used in investing activities	(14,378)	(8,977)	(28,369)
Cash flows from financing activities
Borrowings under Revolving ABL Credit Facility	6,309	11,045	4,511
Repayments under Revolving ABL Credit Facility	(17)	(11,038)	(7,077)
Borrowings under PPP Loan	—	10,000	—
Common stock issuance costs	—	—	(177)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	8,969	10,206	—
Proceeds from issuance of common stock under purchase agreement	4,239	—	—
Purchase of treasury stock	(10)	(66)	(809)
RSUs withheld for taxes	(14)	(44)	(34)
Financing costs paid under Term Loan Facility	(64)	—	(5)
Financing costs paid under Revolving Credit Facilities	—	—	(22)
Payments for finance lease obligations	(3,594)	(4,340)	(2,980)
Net cash provided by (used in) financing activities	15,818	15,763	(6,593)
Net (decrease) increase in cash and cash equivalents	(8,139)	7,073	(7,041)
Cash and cash equivalents
Beginning of period	12,279	5,206	12,247
End of period	$4,140	$12,279	$5,206

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

We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale; however, our rigs have previously operated in the Eagle Ford Shale, Mid-Continent and Eaglebine regions as well.

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

COVID-19 Pandemic, Drilling Activity and Market Conditions Update

During 2020, reduced demand for crude oil related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in oil prices and demand for drilling services in the United States. In response to these adverse conditions and uncertainty, our customers reduced planned capital expenditures and drilling activity throughout 2020. During the first quarter of 2020, our operating rig count reached a peak of 22 rigs and temporarily reached a low of three rigs during the third quarter of 2020. During the third quarter of 2020, oil and natural gas prices began to stabilize and steadily improve, and demand for our products began to modestly improve from their historic lows, which allowed us to reactivate additional rigs during the back half of 2020 and throughout 2021. As market conditions improved, dayrates and our revenue per day also began to steadily improve for our contract drilling services, in particular during the second half of 2021. Recently, oil prices (WTI-Cushing) reached a high of $96.13 per barrel on February 28, 2022, and natural gas prices (Henry Hub) reached a high of $6.70 per mmcf on February 2, 2022. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. As of December 31, 2021, we had 16 rigs operating and 17 contracted, with our 17th rig reactivating in January 2022.

Due to rapidly declining market conditions at the end of the first quarter of 2020, we took actions in order to reduce our cost structure including: salary or compensation reductions, suspension of all cash-based incentive compensation, reduction of the number of executive management and directors, reduction of annual director compensation and reduction of non-field-based personnel headcount. As market conditions improved in 2021, we reinstated our incentive compensation accruals and increased field pay in response to tighter labor markets.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred $0.8 million of employer social security payments during the year ended December 31, 2020. We made the first required payment of $0.4 million on January 3, 2022.

The CARES Act did not have a material impact on our income taxes. Management will continue to monitor future developments and interpretations for any further impacts on our financial condition, results of operations, or liquidity.

PPP Loan

During the second quarter of 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP was part of the CARES Act, and it provided loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan could only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan was equal to 1.0% per annum. All or part of the loan was forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. The loan is considered an extinguishment of debt and is recorded as “Gain on extinguishment of debt” in our 2021 Statements of Operations. We have not accrued any liability associated with the risk of an adverse SBA review.

Common Stock Purchase Agreement

On November 11, 2020, we entered into a Common Stock Purchase Agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the Commitment Purchase Agreement, the Company had the right to sell to Tumim up to $5.0 million (the “Total Commitment”) in shares of its common stock, par value $0.01 per share (the “Shares”) (subject to certain conditions and limitations) from time to time during the term of the Commitment Purchase Agreement. Sales of common stock pursuant to the Commitment Purchase Agreement, and the timing of any sales, were solely at our option and we were under no obligation to sell securities pursuant to this arrangement. Shares could be sold by the Company pursuant to this arrangement over a period of up to 24 months, commencing on December 1, 2020.

We determined that the right to sell additional shares represented a freestanding put option under ASC 815 Derivatives and Hedging, but had a fair value of zero, and therefore no additional accounting was required. Transaction costs, of $0.5 million, incurred in connection with entering into the Purchase Agreement were expensed as selling, general and administrative expense during the fourth quarter of 2020. As of December 31, 2021, we had sold 1,144,000 shares for a total of $4.2 million in proceeds at an average sales price of $3.71 per share. On December 14, 2021, the agreement was terminated and no further shares were sold.

Amendments to Term Loan Credit Agreement

On June 4, 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. On April 1, 2021, we elected to pay in-kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly.

On September 28, 2021, we executed a Fourth Amendment (the “Fourth Amendment”) to the Term Loan Credit Agreement, dated as of October 1, 2018 (the “Term Loan Credit Agreement”), which amended the Term Loan Credit

Agreement to permit us, at our option, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind (the “PIK Amount”). The payment-in-kind was in lieu of exercising a drawdown under the Accordion under the Term Loan Credit Agreement, thus, the amount of the Term Loan Accordion commitment of $15 million was reduced by the PIK Amount. On September 29, 2021, we elected to pay in-kind the $3.1 million October 1, 2021 interest payment.

On December 30, 2021 we executed a Fifth Amendment (the “Fifth Amendment”) to the Term Loan Credit Agreement, dated as of October 1, 2018, to permit us, at our option, subject to prior notice, to elect to pay accrued and unpaid interest due January 1, 2022 in-kind. The payment-in-kind was in lieu of exercising a drawdown under the Accordion under the Term Loan Credit Agreement, thus the amount of the Term Loan Accordion commitment was further reduced by the PIK Amount. On December 30, 2021, we elected to pay in-kind the $3.2 million January 3, 2022 interest payment. Following this payment-in-kind on January 1, 2022, the Term Loan Accordion commitment was $8.7 million.

ATM Offering

On June 5, 2020, we entered into an equity distribution agreement (the “Agreement”) with Piper Sandler & Co. (the “Agent”), through its Simmons Energy division. Pursuant to the Agreement, we were able to offer and sell through the Agent shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $11.0 million. We issued and sold approximately $11.0 million of common stock in the second and third quarters of 2020.

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

On August 19, 2021, we entered into a new ATM Distribution Agreement relating to the offer and sale of an additional $7.5 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” During the fourth quarter of 2021, we completed this offering process, raising $7.5 million of gross proceeds and issuing an aggregate of 2,274,990 shares at an average gross offering price of $3.30.

On December 16, 2021, in conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of an additional $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2022. As of March 4, 2022, we raised gross proceeds of $3.6 million from the sale of shares in the offering.

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

On June 4, 2020, we entered into a letter agreement (the “Merger Consideration Amendment”) with MSD Credit Opportunity Master Fund, L.P. to allow for the deferral of payment of the Mechanical Rig net proceeds of $2.9 million, to the earlier of (i) June 30, 2022 and (ii) a change of control transaction (such applicable date, the “Payment Date”), and requires us to pay an additional amount in connection with such deferred payment equal to interest accrued on the amount of Mechanical Rig net proceeds during the period between May 1, 2020 and the Payment Date, which interest shall accrue at a rate of 15% per annum, compounded quarterly, during the period beginning on May 1, 2020 and ending on December 31, 2020 and at a rate of 25% per annum, compounded quarterly, during any period following December 31, 2020. The Mechanical Rig net proceeds were previously payable in the second quarter of 2020. Accrued interest as of December 31, 2021 was $1.2 million.

Asset Impairment, net

During 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. We also sold miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million in our consolidated statements of operations.

During the first quarter of 2020, as a result of the rapidly deteriorating market conditions described in "COVID-19 Pandemic and Market Conditions Update", we concluded that a triggering event had occurred and, accordingly, an interim asset impairment test was performed. As a result, we recognized impairment of $3.3 million associated with the decline in the market value of our assets held for sale based upon the market approach method and $13.3 million related to the remaining assets on rigs removed from our marketed fleet, as well as certain other component equipment and inventory; all of which was deemed to be unsaleable and of zero value based upon the macroeconomic conditions at the time and uncertainties surrounding COVID-19.

During the fourth quarter of 2020, due to the highly competitive market and in an effort to minimize capital spending, management drafted and approved a plan to upgrade our existing fleet by utilizing the primary components needed to complete the upgrades from five of our existing rigs and these five rigs were removed from our marketed fleet. We recorded an impairment charge of $21.9 million related to the remaining assets on these non-marketed rigs. Additionally, we recorded a $2.4 million asset impairment based upon the market approach method on certain capital spare parts, all of which were deemed to be incompatible with our upgraded fleet.

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of current individual accounts. Receivables are written off when they are deemed to be uncollectible. Allowance for doubtful accounts was zero and $0.5 million as of December 31, 2021 and 2020, respectively.

Inventories

Inventory is stated at lower of cost or net realizable value and consists primarily of supplies held for use in our drilling operations. Cost is determined on an average cost basis.

Property, Plant and Equipment, net

Property, plant and equipment, including renewals and betterments, are stated at cost less accumulated depreciation. All property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to 39 years. Our determination of the useful lives of property and equipment requires us to make various assumptions when the assets are acquired or placed into service about the expected usage, normal wear and tear and the extent and frequency of maintenance programs. The cost of maintenance and repairs are expensed as incurred. Major overhauls and upgrades are capitalized and depreciated over their remaining useful life.

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

We review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If the carrying value of such assets is less than the estimated undiscounted cash flow, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their estimated fair value. For further discussion, see Asset Impairments in Note 1 “Nature of Operations and Recent Developments.”

Construction in progress represents the costs incurred for drilling rigs and rig upgrades under construction at the end of the period. This includes third party costs relating to the purchase of rig components as well as labor, material and other identifiable direct and indirect costs associated with the construction of the rig.

Capitalized Interest

We capitalize interest costs related to rig construction projects. Interest costs are capitalized during the construction period based on the weighted-average interest rate of the related debt. We did not capitalize any interest for the years ended December 31, 2021 and 2020. Capitalized interest amounted to $0.3 million for the year ended December 31, 2019.

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

The fair value of our long-term debt is determined by Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk free rate, the market yield and credit spreads on comparable company publicly traded debt, we used an annualized discount rate, including a credit valuation allowance, of 7.5%.  The following table summarizes the carrying value and fair value of our long-term debt as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Term Loan Facility	$135,883	$140,664	$130,000	$106,854
Revolving ABL Credit Facility	$6,300	$6,030	$8	$6
PPP Loan	$—	$—	$10,000	$8,589
Merger consideration payable to an affiliate	$2,902	$4,449	$2,902	$3,490

The fair value of our assets held for sale is determined using Level 3 measurements. Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily of long-lived assets. There were no transfers between levels of the hierarchy for the years ended December 31, 2021 and 2020.

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

Leases

Lease liabilities are measured at the lease commencement date and are based on the present value of remaining payments contractually required under the contract. Payments that are variable in nature are excluded from the measurement of our lease liabilities and are recorded as an expense as incurred. Options to renew or extend a lease are included in the measurement of our lease liabilities only when it is reasonably certain that we will exercise these rights. In estimating the present value of our lease liabilities, payments are discounted at the interest rate stated in the applicable lease agreement or, if not available, our incremental borrowing rate (“IBR”), applied utilizing a portfolio approach. To determine our IBR, we utilize information publicly available from companies within our industry with similar credit profiles to construct a company-specific yield curve in order to estimate the rate of interest we would pay to borrow at various lease terms. At lease commencement, we recognize a lease right-of-use asset equal to our lease liability, adjusted for lease payments paid to the lessor prior to the lease commencement date, and any initial direct costs incurred. Operating lease expense is recorded on a straight-line basis over the lease term. For finance leases, we amortize our right-of-use assets on a straight-line basis over the shorter of the asset’s useful life or the lease term. Additionally, interest expense is recognized each period related to the accretion of our lease liabilities over their respective lease terms.

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

During the preparation of our annual financial statements, we discovered an immaterial error in the previously disclosed deferred tax table. Management has evaluated the error and revised the previously reported amounts. See Note 9 “Income Taxes” for additional information.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include depreciation of property, plant and equipment, impairment of property, plant and equipment and assets held for sale, and the collectability of accounts receivable.

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

On April 1, 2020, we adopted the new standard, ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g. discontinuation of LIBOR) if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform, to provide clarifying guidance regarding the scope of Topic 848, effective immediately. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies that issuers should account for modifications and exchanges of freestanding equity-classified written call options that remain equity-classified after these transactions as an exchange of the original instrument for a new instrument. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We adopted this guidance on January 1, 2022 and there is no impact on our consolidated financial statements.

3. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Dayrate drilling	$79,597	$70,976	$184,374
Mobilization	3,283	3,256	5,365
Reimbursables	4,920	5,838	11,237
Early termination	—	3,348	1,405
Capital modification	153	—	115
Intangible	—	—	1,079
Other	2	—	27
Total revenue	$87,955	$83,418	$203,602

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

The following table provides information about receivables and contract liabilities related to contracts with customers as of December 31, 2021 and 2020, respectively. We had no contract assets in either year.

	December 31,	December 31,
(in thousands)	2021	2020
Receivables, which are included in “Accounts receivable, net”	$22,167	$9,772
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(542)	$(119)

Significant changes in the contract liabilities balance during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Revenue recognized that was included in contract liabilities at beginning of period	$119	$311

(Increase) decrease in contract liabilities due to cash received, excluding amounts recognized as revenue	$(542)	$(119)

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2022	2023	2024	Total
Revenue	$542	$—	$—	$542

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.6 million and $0.1 million on our consolidated balance sheets at December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, contract costs increased by $3.1 million and we amortized $2.6 million of contract costs.

Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.

4. Leases

As a Lessor

Our daywork drilling contracts, under which the vast majority of our revenues are derived, contain both a lease component and a service component.

We account for these contracts using the practical expedient to not separate non-lease components from lease components and, instead, to account for those components as a single amount, if the non-lease components otherwise would be accounted for under Topic 606 and both of the following are met: (i) the timing and pattern of transfer of non-lease components and lease components are the same; (ii) the lease component, if accounted for separately, would be classified as an operating lease.

If the non-lease component is the predominant component of the combined amount, an entity is required to account for the combined amount in accordance with Topic 606. Otherwise, the entity must account for the combined amount as an operating lease in accordance with Topic 842.

Revenues from our daywork drilling contracts meet both of the criteria above and we have determined both quantitatively and qualitatively that the service component of our daywork drilling contracts is the predominant component. Accordingly, we combine the lease and service components of our daywork drilling contracts and account for the combined amount under Topic 606. See Note 3 “Revenue from Contracts with Customers.”

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

The components of lease expense were as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Operating lease expense	$928	$616
Short-term lease expense	3,033	2,863
Variable lease expense	431	382

Finance lease expense:
Amortization of right-of-use assets	$1,158	$1,257
Interest expense on lease liabilities	585	806
Total finance lease expense	1,743	2,063
Total lease expense	$6,135	$5,924

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$964	$634
Operating cash flows from finance leases	$580	$798
Financing cash flows from finance leases	$3,594	$4,340

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$—	$1,601
Finance leases	$1,503	$2,648

Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Operating leases:
Other long-term assets, net	$1,437	$2,150

Accrued liabilities	$693	$964
Other long-term liabilities	1,036	1,729
Total operating lease liabilities	$1,729	$2,693

Finance leases:
Property, plant and equipment	$14,989	$13,700
Accumulated depreciation	(1,989)	(981)
Property, plant and equipment, net	$13,000	$12,719

Current portion of long-term debt	$4,464	$3,351
Long-term debt	1,305	4,570
Total finance lease liabilities	$5,769	$7,921

Weighted-average remaining lease term
Operating leases	2.5 years	3.2 years
Finance leases	1.3 years	2.0 years

Weighted-average discount rate
Operating leases	10.84%	8.25%
Finance leases	8.64%	8.88%

Maturities of lease liabilities at December 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$840	$4,868
2023	760	1,068
2024	372	200
2025	—	—
2026	—	—
Thereafter	—	—
Total cash lease payment	1,972	6,136
Less: imputed interest	(243)	(367)
Total lease liabilities	$1,729	$5,769

5. Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2021	2020
Rig components and supplies	$1,171	$1,038

We determined that no reserve for obsolescence was needed at December 31, 2021 or 2020. No inventory obsolescence expense was recognized during the years ended December 31, 2021, 2020 and 2019.

6. Property, Plant and Equipment

Major classes of property, plant, and equipment, which include finance lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2021	2020
Land	$300	$487
Buildings	2,800	3,189
Drilling rigs and related equipment	558,530	525,933
Machinery, equipment and other	1,767	1,576
Finance leases	14,989	13,700
Vehicles	17	17
Construction in progress	2,024	19,876
Total	$580,427	$564,778
Less: Accumulated depreciation	(218,081)	(182,539)
Total Property, plant and equipment, net	$362,346	$382,239

Repairs and maintenance expense included in operating costs in our statements of operations totaled $13.4 million, $9.7 million and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation expense was $38.9 million, $43.9 million and $45.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Supplemental Consolidated Balance Sheet and Cash Flow Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Prepaid insurance	$3,463	$3,346
Prepaid other	575	636
Deferred mobilization costs	618	89
Insurance claim receivable	122	27
Other current assets	9	4
	$4,787	$4,102

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued salaries and other compensation (1)	$4,154	$1,472
Insurance	2,523	2,127
Deferred revenues	542	119
Property and other taxes	2,594	2,166
Interest	4,372	3,573
Operating lease liability - current	693	964
Other	739	302
	$15,617	$10,723

(1)	The increase in accrued salaries primarily relates to an increase in the number of operating rigs and higher incentive compensation accruals in 2021. We cancelled our incentive compensation program in 2020 and reinstated it in 2021 as market conditions improved.

Supplemental consolidated cash flow information:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,918	$13,309	$13,974
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$3,564	$(7,201)	$1,607
Additions to property, plant & equipment through finance leases	$1,503	$2,650	$13,143
Transfer of assets from held and used to held for sale	$(1,082)	$—	$(18,506)
Transfer from inventory to fixed assets	$—	$—	$(406)
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(65)	$(1,549)	$(249)
Gain on extinguishment of debt	$10,000	$—	$—

8. Long-term Debt

Our Long-term Debt consisted of the following:

	December 31,
(in thousands)	2021	2020
Term Loan Facility due October 1, 2023	$135,883	$130,000
Revolving ABL Credit Facility due October 1, 2023	6,300	8
PPP Loan	—	10,000
Finance lease obligations	5,769	7,921
	147,952	147,929
Less: current portion of PPP Loan	—	(4,286)
Less: current portion of finance leases	(4,464)	(3,351)
Less: Term Loan Facility deferred financing costs	(1,748)	(2,659)
Long-term debt	$141,740	$137,633

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2021:

(in thousands)	2022	2023	2024	Thereafter	Total
Term Loan Facility	$—	$135,883	$—	$—	$135,883
Revolving ABL Credit Facility	—	6,300	—	—	6,300
Total	$—	$142,183	$—	$—	$142,183

Future payments of finance leases are included in Note 5 “Leases.”

Credit Facilities

On October 1, 2018, we entered into a term loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and (b) a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities have a maturity date of October 1, 2023, at which time all outstanding principal under the Term Facilities and other obligations become due and payable in full. The Term Loan Credit Agreement balance was $135.9 million at December 31, 2021 and increased to $139.1 million on January 1, 2022. As of December 31, 2021 the DDTL Facility commitment was $11.9 million and decreased to $8.7 million on January 1, 2022.

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

The Term Loan Credit Agreement contains financial covenants, including a liquidity covenant of $10.0 million and a springing fixed charge coverage ratio covenant of 1:1 that is tested when availability under the ABL Credit Facility (defined below) and the DDTL Facility is below $5.0 million at any time that a DDTL Facility loan is outstanding. The Term Loan Credit Agreement also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Term Loan Credit Agreement also provides for customary events of default, including breaches of material covenants, defaults under the ABL Credit Facility or other material agreements for indebtedness, and a change of control. We are in compliance with our covenants as of December 31, 2021.

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

In June 2020, we revised our Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that are added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets. The additional amount is amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in-kind the $2.8 million interest payment due under our Term Loan, which increased our Term Loan balance accordingly. In September 2021, we amended our Term Loan Credit Agreement to permit us, subject to required prior notice, to elect to pay accrued and unpaid interest due October 1, 2021, in-kind. The payment-in-kind is in lieu of exercising a drawdown under the DDTL Facility under the Term Loan Credit Agreement, reducing the amount of the DDTL Facility commitment of $15 million by the amount of the accrued and unpaid interest due October 1, 2021. On October 1, 2021, we elected to pay in-kind the $3.1 million interest payment due under our Term Loan Credit Agreement. Subsequent to December 31, 2021, we elected to pay in-kind $3.2 million of interest due on January 1, 2022, which will draw down our remaining $11.9 million DDTL Facility and increase our Term Loan Facility balance accordingly.

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

The ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1:1 that is tested when availability is less than 10% of the maximum credit. The ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2021.

The obligations under the ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2021, the weighted-average interest rate on our borrowings was 8.81%.  At December 31, 2021, the borrowing base under our ABL Credit Facility was $17.8 million, and we had $11.3 million of availability remaining of our $40.0 million commitment on that date.

On April 27, 2020, we entered into an unsecured loan in the aggregate principal amount of $10.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), sponsored by the Small Business Administration (the “SBA”) as guarantor of loans under the PPP. The PPP was part of the CARES Act, and it provided loans to qualifying businesses in a maximum amount equal to the lesser of $10.0 million and 2.5 times the average monthly payroll expenses of the qualifying business. The proceeds of the loan could only be used for payroll costs, rent, utilities, mortgage interests, and interest on other pre-existing indebtedness (the “permissible purposes”) during the covered period that ended on or about October 13, 2020. Interest on the PPP loan was equal to 1.0% per annum. All or part of the loan was forgivable based upon the level of permissible expenses incurred during the covered period and changes to the Company’s headcount during the covered period to headcount during the period from January 1, 2020 to February 15, 2020. In the third quarter of 2021, we received notice from the SBA that our loan was forgiven and paid in full. The loan is considered an extinguishment of debt and is recorded as “Gain on extinguishment of debt” in our Statements of Operations. We have not accrued any liability associated with the risk of an adverse SBA review.

9. Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.

The components of the income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred:
Federal	$17,417	$—	$—
State	1,115	(147)	(122)
Income tax expense (benefit)	$18,532	$(147)	$(122)

The effective tax rate (as a percentage of net loss before income taxes) is reconciled to the U.S. federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income tax benefit at the statutory federal rate (21%)	$(10,128)	$(20,285)	$(12,791)
Nondeductible expenses	147	103	360
PPP Loan Forgiveness	(2,127)	—	—
Valuation allowance	29,268	19,800	12,626
State taxes, net of federal benefit	882	(116)	(396)
Stock-based compensation and other	490	351	79
Income tax expense (benefit)	$18,532	$(147)	$(122)
Effective tax rate	(38.5)%	0.2%	0.2%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets
Merger-related expenses	$960	$1,130
Bad debts	—	119
Stock-based compensation	1,247	1,168
Accrued liabilities and other	292	44
Deferred revenue	119	28
Interest limitation	3,281	3,298
ROU Asset	379	769
Net operating losses	93,733	79,373
Total net deferred tax assets	$100,011	$85,929
Deferred income tax liabilities
Prepaids	$(740)	$(769)
Property, plant and equipment	(38,000)	(35,086)
Intangible assets	—	—
ROU Liability	(315)	(738)
Other	—	(194)
Total net deferred tax liabilities	$(39,055)	$(36,787)
Valuation allowance	$(79,993)	$(49,647)
Net deferred tax liability	$(19,037)	$(505)

During the course of preparing the financial statements for the year ended December 31, 2021, we discovered an error in the tax accounting relating to certain asset impairments and the related tax attributes in prior years. We evaluated the materiality of the error and determined it was immaterial, although we have corrected the amounts above. As a result, as of December 31, 2020, deferred tax assets increased approximately $14.3 million, deferred tax liabilities increased approximately $14.8 million and the valuation allowance decreased by approximately $0.5 million. This correction did not impact net deferred taxes or the consolidated balance sheet, results of operations or cash flows.

As of December 31, 2021, we had a total of $432.5 million of net operating loss carryforwards, of which $131.1 million will begin to expire in 2031 and $301.4 million will be carried forward indefinitely.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than

50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in April 2016, October 2018 in connection with the Sidewinder Merger, and in October 2021. We are subject to an annual limitation on the usage of our NOL and as a result of our limitation from the ownership change in October 2021, we expect to have approximately $81.2 million of NOLs expire before becoming available to be utilized by the Company. Management will continue to monitor the potential impact of Section 382 with respect to our NOL carryforward.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021, we had no unrecognized tax benefits. We file income tax returns in the United States and in various state jurisdictions. With few exceptions, we are subject to United States federal, state and local income tax examinations by tax authorities for tax periods 2012 and forward. Our federal and state tax returns for 2012 and subsequent years remain subject to examination by tax authorities due to existence of NOLs in each jurisdiction. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.

In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. However, due to the IRC Section 382 change and the annual limitation on our NOL, we do not anticipate having enough NOL available to offset our deferred tax liabilities in the appropriate years. We have increased our valuation allowance to reflect such.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the consolidated statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.

10. Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock and restricted stock unit awards, and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. As of December 31, 2021, approximately 50,212 shares were available for future awards. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Compensation cost recognized:
Restricted stock and restricted stock units	$1,724	$1,979	$1,871
Cash-settled stock appreciation rights	571	—	—
Total stock-based compensation	$2,295	$1,979	$1,871

Stock Options

Prior to 2016, we granted stock options that remain outstanding. No options were exercised or granted during the years ended December 31, 2021, 2020 or 2019. It is our policy that in the future any shares issued upon option exercise will be issued initially from any available treasury shares or otherwise as newly issued shares.

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

The following summary reflects the stock option activity and related information for the year ended December 31, 2021:

	Year Ended December 31, 2021
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2021	33,458	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(5,591)	254.80
Outstanding at December 31, 2021	27,867	$254.80
Exercisable at December 31, 2021	27,867	$254.80

The number of options exercisable at December 31, 2021 was 27,867 with a weighted-average remaining contractual life of 0.16 years and a weighted-average exercise price of $254.80 per share.

As of December 31, 2021, there was no unrecognized compensation cost related to outstanding stock options. No options vested during the years ended December 31, 2021, 2020 and 2019.

Time-Based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 plan and the 2019 plan.

Time-Based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of time-based restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2021, there was $1.0 million in unrecognized compensation cost related to unvested time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the year ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2019	69,295	$64.40
Granted	—	—
Vested	—	—
Forfeited/expired	(6,478)	64.40
Outstanding at January 1, 2020	62,817	64.40
Granted	—	—
Vested	(16,767)	64.40
Forfeited/expired	(5,716)	64.40
Outstanding at January 1, 2021	40,334	$64.40
Granted	—	—
Vested	(10,176)	64.40
Forfeited	(3,268)	64.40
Outstanding at December 31, 2021	26,890	$64.40

Time-Based Restricted Stock Units

We have granted three-year time-based vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2021, there was $0.3 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the year ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2019	20,479	95.80
Granted	28,244	38.80
Vested and converted	(2,737)	94.20
Forfeited/expired	(1,547)	94.20
Outstanding at January 1, 2020	44,439	59.71
Granted	64,914	12.96
Vested and converted	(26,490)	54.97
Forfeited/expired	(18,966)	30.75
Outstanding at January 1, 2021	63,897	$22.78
Granted	77,938	4.95
Vested and converted	(28,611)	25.75
Forfeited	(3,313)	51.34
Outstanding at December 31, 2021	109,911	$8.50

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2021, unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards totaled $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2019	—	—
Granted	23,480	33.90
Vested and converted	—	—
Forfeited/expired	—	—
Outstanding at January 1, 2020	23,480	33.90
Granted	24,854	12.42
Vested and converted	(1,260)	30.89
Forfeited/expired	(8,515)	21.24
Outstanding at January 1, 2021	38,559	$22.95
Granted	—	—
Vested and converted	—	—
Forfeited	(11,274)	19.20
Outstanding at December 31, 2021	27,285	$24.50

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the year ended December 31, 2021 using the Monte Carlo simulation model:

Year Ended
December 31, 2021
Expected term of cash-settled SARs	3.6 years
Expected volatility factor	124.5%
Expected dividend yield	—%
Risk-free interest rate	1.08%

Changes to the company’s non-vested time-based cash-settled SARs during the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
		Weighted Average
	Cash-settled SARs	Fair Value Price
	(in thousands)	Per Share
Non-vested cash-settled SARs at January 1, 2021	—	$—
Granted	2,954	0.66
Vested	—	—
Forfeited	(41)	0.66
Non-vested cash-settled SARs at December 31, 2021	2,913	$0.66

As of December 31, 2021, there was $1.4 million of unrecognized compensation cost related to non-vested time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 1.1 years.

11. Stockholders’ Equity and Loss per Share

As of December 31, 2021, we had a total of 10,206,085 shares of common stock, $0.01 par value, outstanding, including 26,890 shares of restricted stock. We also had 81,846 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.

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

	For the Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net loss (numerator):	$(66,712)	$(96,638)	$(60,788)
Loss per share:
Basic and diluted	$(8.89)	$(19.69)	$(16.11)
Shares (denominator):
Weighted average common shares outstanding - basic	7,507	4,907	3,774
Weighted average common shares outstanding - diluted	7,507	4,907	3,774

(1)	Prior period results have been adjusted to reflect the 1-for-20 reverse stock split that took place in February 2020. See Reverse Stock Split in Note 1 “Nature of Operations and Recent Developments.”

For all years presented, the computation of diluted loss per share excludes the effect of certain outstanding stock options and restricted stock units because their inclusion would be anti-dilutive. The number of options that were excluded from diluted loss per share were 27,867, 33,458 and 33,458 during the years ended December 31, 2021, 2020 and 2019, respectively. RSUs, which are not participating securities and are excluded from our diluted loss per share because they are anti-dilutive were 137,196, 102,456 and 44,447 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2021, we had outstanding purchase commitments to a number of suppliers totaling $2.9 million related primarily to rig equipment or components ordered but not received. We have paid deposits of $0.2 million related to these commitments.

Letters of Credit

As of December 31, 2021, we had outstanding letters of credit totaling $0.2 million as collateral for Sidewinder’s pre-acquisition insurance programs. As of December 31, 2021, no amounts had been drawn under these letters of credit.

Employment Agreements

We have entered into employment agreements with six key executives, with original terms of three years, that automatically extend a year prior to expiration, provided that neither party has provided a written notice of termination before that date. These agreements in aggregate provide for minimum annual cash compensation of $1.9 million and cash severance payments totaling $4.9 million for termination by ICD without cause, or termination by the employee for good reason, both as defined in the agreements.

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

14. Concentration of Market and Credit Risk

We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2021, these customers included Indigo Minerals, LLC, a subsidiary of Southwestern Energy Company, (25%) and Endeavor Energy Resources (10%). For 2020, these customers included Diamondback Energy, Inc. (16%), BPX Operating Company (15%), GeoSouthern Energy Corporation (12%) and Indigo Minerals, LLC (12%). For 2019, these customers included Diamondback Energy, Inc. (17%), GeoSouthern Energy Corporation (15%) and COG Operating, LLC, a subsidiary of Concho Resources, Inc. (14%).

Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them. As of December 31, 2021, Indigo Minerals, LLC, a subsidiary of Southwestern Energy Company, (23%), Endeavor Energy Resources (21%) and Bayswater Operating Company, LLC (12%) accounted for 10% or more of our accounts receivable. As of December 31, 2020, BPX Operating Company (26%), Indigo Minerals, LLC (25%), GeoSouthern Energy Corporation (13%) and Triple Crown Resources, LLC (10%) accounted for 10% or more of our accounts receivable. As of

December 31, 2019, Diamondback Energy, Inc. (21%) and GeoSouthern Energy Corporation (14%) accounted for 10% or more of our accounts receivable.

We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2021, we had approximately $3.8 million in cash and cash equivalents in excess of FDIC limits.

15. Related Parties and Other Matters

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

We made interest payments on the Term Loan Facility totaling $5.9 million during the year ended December 31, 2021. Additionally, we have recorded merger consideration payable to an affiliate of $2.9 million plus accrued interest of $1.2 million related to proceeds received from the sale of specific assets earmarked in the Sidewinder Merger agreement as assets held for sale with the Sidewinder unitholders receiving the net proceeds. We are contractually obligated to make this payment to MSD, the unitholders’ representative, by the earlier of (i) June 30, 2022 and (ii) a Change of Control Transaction.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and			Balance at
(in thousands)	Period	Expenses	Deductions	Other (1)	End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$518	$(52)	$(466)	$—	$—
Valuation allowance for deferred tax assets	$49,647	$30,346	$—	—	$79,993
Year Ended December 31, 2020:
Allowance for doubtful accounts	$502	$16	$—	$—	$518
Valuation allowance for deferred tax assets	$28,846	$20,801	$—	—	$49,647
Year Ended December 31, 2019:
Allowance for doubtful accounts	$—	$502	$—	$—	$502
Valuation allowance for deferred tax assets	$16,022	$12,626	$—	$198	$28,846

(1)	Amount comprised principally of purchase accounting adjustments in connection with the Sidewinder Merger.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

ITEM  9B.    OTHER INFORMATION

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2021.

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

ITEM 11.    EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2021.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2021.

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

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	March 15, 2022	By:	/s/ J. Anthony Gallegos, Jr.
			Name:	J. Anthony Gallegos, Jr.
			Title:	President, Chief Executive Officer and Director
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

Date:
March 15, 2022	By:	/s/ J. Anthony Gallegos, Jr.
		Name:	J. Anthony Gallegos, Jr.
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

March 15, 2022	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

March 15, 2022	By:	/s/ Katherine Kokenes
		Name:	Katherine Kokenes
		Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

March 15, 2022	By:	/s/ Matthew D. Fitzgerald
		Name:	Matthew D. Fitzgerald
		Title:	Director

March 15, 2022	By:	/s/ Daniel F. McNease
		Name:	Daniel F. McNease
		Title:	Director

March 15, 2022	By:	/s/ James G. Minmier
		Name:	James G. Minmier
		Title:	Director

March 15, 2022	By:	/s/ Stacy D. Nieuwoudt
		Name:	Stacy D. Nieuwoudt
		Title:	Director

Glossary of Oil and Natural Gas Terms

Glossary of Oil and Natural Gas Terms

AC programmable rig	An AC electric rig with programmable controls.
Basin	A large depression on the Earth’s surface in which sediments accumulate and may be a source of oil and natural gas.
Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and in extreme cases to the surface.
BOP	Blowout preventer; a large valve at the top of a well that may be closed to prevent a loss of pressure.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, abandonment.
Cratering	Caving in of a well that has already been drilled.
Dayrate	The daily fee paid to the drilling contractor, which includes the cost of renting the drilling rig.
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

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein

2.1	Agreement and Plan of Merger, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub LLC, and Sidewinder Drilling, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 11, 2020 (File No. 001-36590)
3.4	Second Amended and Restated Bylaws of Independence Contract Drilling, Inc. (adopted as of February 27, 2019)	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.4 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on March 2, 2020 (File No. 001-36590)
10.1	Amended and Restated Stockholders’ Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc. and the Member Parties thereto.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
10.2

Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers, the Lenders party thereto, and U.S. Bank National Association, as Agent.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
10.3

Amendment dated effective January 1, 2022 to Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers, the Lenders party thereto, and U.S. Bank National Association as Agent.

Exhibit Number	Document Description	Incorporated by Reference Herein

10.4

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
10.5

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
10.6

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
10.7

Third Amendment, dated as of June 4, 2020, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association, as Agent.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 5, 2020 (File No. 001-36590)
10.8

Fourth Amendment, dated as of September 28, 2021, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association as Agent.

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 4, 2021 (File No. 001-36590)
10.9

Fifth Amendment, dated as of December 30, 2021, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association as Agent.

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on January 1, 2022 (File No. 001-36590)
10.10†	Executive Employment Agreement, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., and J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
10.11†	Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated August 13, 2014	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on September 19, 2014 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.12†	Executive Employment Agreement with Philip A. Dalrymple dated December 18, 2020	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.13†	Executive Employment Agreement with Scott A. Keller dated December 18, 2020	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.14†	Executive Employment Agreement with Katherine Kokenes dated December 18, 2020	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on December 21, 2020 (File No. 001-36590)
10.15†	Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of February 27, 2019	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.16†	Form of 2019 Outside Director Restricted Stock Unit Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.17†	Form of 2019 Restricted Stock Unit Award Agreement (Time-Based)	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.18†	Form of 2019 Performance Unit Award Agreement (Return on Invested Capital)	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.19†	Form of 2019 Performance-Based Unit Award Agreement (Total Shareholder Return)	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.20†	Form of Time Based Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.21†	Form of TSR Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.22†	Form of TSR Fixed Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.23†	Form of ROIC Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.24†	Form of Director RSU Award Agreement - Partial Cash Settlement	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.25†	Form of Cash Settled SAR Award Agreement	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.26†	Form of 2021 Retention Agreement	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.27

Letter Agreement re Mechanical Rig Net Proceeds, dated as of June  4, 2020, between Independence Contract Drilling, Inc. and MSD Credit Opportunity Master Fund, L.P., as Members’ Representative and Representative.

Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 5, 2020 (File No. 001-36590)
10.28	Common Stock Purchase Agreement, dated as of November 11, 2020, by and between Independence Contract Drilling, Inc. and Tumim Stone Capital LLC.	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 12, 2020 (File No. 001-36590)
10.29	Registration Rights Agreement, dated as of November 11, 2020, by and between Independence Contract Drilling, Inc., and Tumim Stone Capital LLC.	Incorporated by reference herein to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on November 12, 2020 (File No. 001-36590)
10.30	Form of Indemnification Agreement	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on May 20, 2020 (File No. 001-36590)
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Document Description	Incorporated by Reference Herein

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.