Form 10-Q
period 2022-03-31
Independence Contract Drilling, Inc.
filed 2022-05-16
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

13,617,005 shares of the registrant’s Common Stock were outstanding as of May 12, 2022.

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$9,342	$4,140
Accounts receivable, net of allowance of $0.1 million and zero, respectively	24,231	22,211
Inventories	1,301	1,171
Prepaid expenses and other current assets	4,549	4,787
Total current assets	39,423	32,309
Property, plant and equipment, net	358,760	362,346
Other long-term assets, net	2,201	2,449
Total assets	$400,384	$397,104
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,902	$4,464
Accounts payable	18,829	15,304
Accrued liabilities	10,545	15,617
Current portion of merger consideration payable to an affiliate	—	2,902
Total current liabilities	33,276	38,287
Long-term debt	120,099	141,740
Derivative liability	77,589	—
Deferred income taxes, net	18,310	19,037
Other long-term liabilities	1,894	2,811
Total liabilities	251,168	201,875
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 13,698,851 and 10,287,931 shares issued, respectively, and 13,617,005 and 10,206,085 shares outstanding, respectively	136	102
Additional paid-in capital	545,575	532,826
Accumulated deficit	(392,572)	(333,776)
Treasury stock, at cost, 81,846 shares and 81,846 shares, respectively	(3,923)	(3,923)
Total stockholders’ equity	149,216	195,229
Total liabilities and stockholders’ equity	$400,384	$397,104

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$34,991	$15,542
Costs and expenses
Operating costs	27,165	14,541
Selling, general and administrative	5,228	3,686
Depreciation and amortization	9,751	9,989
Asset impairment	—	43
Gain on disposition of assets, net	(516)	(435)
Total costs and expenses	41,628	27,824
Operating loss	(6,637)	(12,282)
Interest expense	(4,675)	(3,709)
Loss on extinguishment of debt	(46,347)	—
Change in fair value of embedded derivative liability	(1,857)	—
Loss before income taxes	(59,516)	(15,991)
Income tax (benefit) expense	(720)	34
Net loss	$(58,796)	$(16,025)
Loss per share:
Basic and diluted	$(5.20)	$(2.58)
Weighted average number of common shares outstanding:
Basic and diluted	11,303	6,215

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(33)	—	—	(32)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,350	—	—	3,360
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Stock-based compensation	—	—	292	—	—	292
Net loss	—	—	—	(58,796)	—	(58,796)
Balances at March 31, 2022	13,617,005	$136	$545,575	$(392,572)	$(3,923)	$149,216

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	25,285	—	(11)	—	—	(11)
Issuance of common stock through at-the-market facility, net of offering costs	140,377	1	520	—	—	521
Issuance of common stock under purchase agreement	174,100	2	872	—	—	874
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(16,025)	—	(16,025)
Balances at March 31, 2021	6,515,580	$65	$519,783	$(283,089)	$(3,913)	$232,846

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(58,796)	$(16,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,751	9,989
Asset impairment	—	43
Stock-based compensation	731	537
Gain on disposition of assets, net	(516)	(435)
Non-cash interest expense	3,193	—
Loss on extinguishment of debt	46,347	—
Amortization of deferred financing costs	250	279
Amortization of Convertible Notes issuance costs and debt discount	370	—
Change in fair value of embedded derivative liability	1,857	—
Deferred income taxes	(727)	34
Bad debt expense	60	—
Changes in operating assets and liabilities
Accounts receivable	(2,079)	(317)
Inventories	(130)	(33)
Prepaid expenses and other assets	386	323
Accounts payable and accrued liabilities	(2,358)	(685)
Net cash used in operating activities	(1,661)	(6,290)
Cash flows from investing activities
Purchases of property, plant and equipment	(6,279)	(1,742)
Proceeds from the sale of assets	589	654
Net cash used in investing activities	(5,690)	(1,088)
Cash flows from financing activities
Proceeds from issuance of convertible debt	157,500	—
Repayments under Term Loan Facility	(139,076)	—
Borrowings under Revolving ABL Credit Facility	1,500	—
Repayments under Revolving ABL Credit Facility	(2)	(8)
Payment of merger consideration	(2,902)	—
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	3,360	521
Proceeds from issuance of common stock under purchase agreement	—	874
RSUs withheld for taxes	(32)	(11)
Convertible debt issuance costs	(6,601)	—
Payments for finance lease obligations	(1,194)	(837)
Net cash provided by financing activities	12,553	539
Net increase (decrease) in cash and cash equivalents	5,202	(6,839)
Cash and cash equivalents
Beginning of period	4,140	12,279
End of period	$9,342	$5,440

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,262	$3,171
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(701)	$70
Additions to property, plant and equipment through finance leases	$604	$376
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(7)	$—
Transfer of assets from held and used to held for sale	$—	$(550)
Shares issued for structuring fee	$9,163	$—

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

Recently, oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022, and natural gas prices (Henry Hub) reached a recent high of $7.48 per mmcf on April 18, 2022. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. As of March 31, 2022, we had 17 rigs operating, with our 18th scheduled to be reactivated early in the third quarter of 2022. Assuming market conditions continue to improve, we also plan to pursue the reactivation of our 19th and 20th rigs later in 2022.

However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the uncertainty of the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future as we have planned.

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes.

The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0%. As described below, the PIK interest rate is subject to a decrease to SOFR plus 9.5% following receipt of the Shareholder Approval (defined below). In the absence of receipt of the Shareholder Approval, we will be entitled to pay interest in additional PIK notes (“PIK Notes”) for a period of 18 months. Following the Shareholder Approval, we will have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Under the Indenture, we are required to submit the following matters for stockholder approval (the “Shareholder Approval”): (i) in accordance with Section 312.03 of The New York Stock Exchange Listed Company Manual, the issuance by us of shares of common stock upon conversion of the Notes, based on each of (a) an increase of the noteholder’s optional conversion rate for the Notes from 197.23866 shares of common stock per $1,000 principal amount of Notes to 221.72949 shares of Common Stock per $1,000 principal amount of Notes (i.e., representing decrease in the effective conversion price of $5.07 per share to $4.51 per share), (b) the issuance by us of up to $7.5 million of additional Notes, if and when issued by us, (c) the conversion of all Notes (including PIK Notes) without any limitation of the 75% Pre-Approval Conversion Ratio (as detailed in the Indenture) and (d) the issuance of shares of common stock upon conversion of Notes in connection with a Qualified Merger Conversion (as defined in the Indenture) to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion rate; and (ii) an amendment to increase the number of shares of our common stock authorized under our certificate of incorporation to 250,000,000 shares. Under the Indenture, the conversion of the Convertible Notes prior to the Shareholder Approval is subject to a “Pre-Approval Conversion Ratio” of 75%. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. See Note 8 “Long-term Debt” for additional information.

ATM Distribution Agreement

On December 16, 2021, in conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of an additional $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2022. As of March 31, 2022, we raised gross proceeds of $3.6 million from the sale of 1,061,853 shares in this offering.

2.Interim Financial Information

These unaudited consolidated financial statements include the accounts of ICD and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021. In management’s opinion, these financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.

As we had no items of other comprehensive income in any period presented, no other components of comprehensive income is presented.

Interim results for the three months ended March 31, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. All derivative instruments are measured at fair value.

As described in Note 8, we have determined that certain features under our Convertible Notes (as defined in Note 8) require bifurcation from the debt host agreement in accordance with ASC 815. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and will adjust the carrying value of the liability to fair value at each reporting period until the features underlying the instrument are exercised, redeemed, cancelled or expires. The changes in fair value are assessed quarterly and recorded in our consolidated statement of operations. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. For smaller reporting companies the pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. We early adopted this standard on January 1, 2022. See Note 8 “Long-term Debt” for additional information.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Dayrate drilling	$32,055	$14,261
Mobilization	1,270	522
Reimbursables	1,666	759
Total revenue	$34,991	$15,542

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers:

	March 31,	December 31,
(in thousands)	2022	2021
Receivables, which are included in “Accounts receivable, net”	$24,254	$22,167
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(1,701)	$(542)

The primary changes in contract assets and contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue recognized that was included in contract liabilities at beginning of period	$505	$119
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(1,664)	$(208)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2022	2023	2024	2025
Revenue	$1,701	$—	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $1.4 million and $0.6 million on our consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, contract costs increased by $2.0 million and we amortized $1.2 million of contract costs. During the three months ended March 31, 2021, contract costs increased by $0.5 million and we amortized $0.4 million of contract costs.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements. Our multi-year leases have remaining lease terms of greater than one year to three years.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease expense	$194	$235
Short-term lease expense	1,397	550
Variable lease expense	123	97

Finance lease expense:
Amortization of right-of-use assets	$315	$259
Interest expense on lease liabilities	114	166
Total finance lease expense	429	425
Total lease expense	$2,143	$1,307

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$186	$241
Operating cash flows from finance leases	$113	$164
Financing cash flows from finance leases	$1,194	$837

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$604	$376

Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Operating leases:
Other long-term assets, net	$1,288	$1,437

Accrued liabilities	$671	$693
Other long-term liabilities	873	1,036
Total operating lease liabilities	$1,544	$1,729

Finance leases:
Property, plant and equipment	$15,551	$14,989
Accumulated depreciation	(2,268)	(1,989)
Property, plant and equipment, net	$13,283	$13,000

Current portion of long-term debt	$3,902	$4,464
Long-term debt	1,270	1,305
Total finance lease liabilities	$5,172	$5,769

Weighted-average remaining lease term
Operating leases	2.3 years	2.5 years
Finance leases	1.1 years	1.3 years

Weighted-average discount rate
Operating leases	10.93%	10.84%
Finance leases	8.46%	8.64%

Maturities of lease liabilities at March 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$613	$3,864
2023	760	1,282
2024	372	282
2025	—	41
2026	—	—
Thereafter	—	—
Total cash lease payment	1,745	5,469
Less: imputed interest	(201)	(297)
Total lease liabilities	$1,544	$5,172

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, our debt, an embedded derivative liability and merger consideration payable to an affiliate. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of March 31, 2022 and our Term Loan and our Revolving ABL Facility as of December 31, 2021. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying value because of the short-term nature of these instruments.

The estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility, and merger consideration payable to an affiliate are determined to be Level 3 measurements based on quoted market prices and terms for similar instruments, where available, and on the amount of future cash flows associated with the debt, discounted using our current borrowing rate for comparable debt instruments (the Income Method). Based on our evaluation of the risk-free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used an annualized discount rate, including a credit valuation allowance, of 7.3%. The following table sets forth the estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility and merger consideration payable to an affiliate as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Revolving ABL Credit Facility	$7,585	$6,030
Term Loan Facility	$—	$140,664
Merger consideration payable to an affiliate	$—	$4,449

The fair value of the Convertible Notes was estimated as $162.1 million as of March 31, 2022. The fair value was estimated using a discounted cash flow analysis with a yield based on our credit rating.

Recurring Fair Value Measurements

The fair value of the embedded derivative liability was estimated using a “with and without” approach as of March 31, 2022:

•“With” scenario: the fair value of the Convertible Notes as of the valuation date is estimated based on a binomial lattice model.

•“Without” scenario: the fair value of the Convertible Notes “without” the embedded features was estimated using a discounted cash flow model whereby the expected cash flows absent the embedded derivative (i.e., the coupon and principal payments) are discounted at a credit-adjusted rate.

The following table summarizes fair value measurements by level at March 31, 2022 for instruments measured at fair value on a recurring basis (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Total
Financial liability:
Embedded derivative liability	$—	$—	$77,589	$77,589

No financial instruments were measured at fair value on a recurring basis at December 31, 2021.

As of December 31, 2021, we had no embedded derivative liability recorded. In conjunction with the issuance of the Convertible Notes on March 18, 2022, we recorded an embedded derivative liability of $75.7 million. Based on the estimated change in fair value of the embedded derivative liability between March 18, 2022 and March 31, 2022, we recorded a loss of $1.9 million. The loss is reported in our consolidated statement of operations within change in fair value of embedded derivative liability. As of March 31, 2022, the fair value of the embedded derivative liability was $77.6 million.

There were no transfers between fair value measurement levels during the first quarter of 2022.

The significant unobservable inputs used in the fair value measurement of our embedded derivative liability are a volatility rate of 57.5%, a credit spread of 3,481 basis points and a risk-free rate of 2.4%. The expected volatility is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Notes of 4.0 years at March 31, 2022.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of March 31, 2022 and December 31, 2021 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid insurance	$2,403	$3,463
Prepaid other	647	575
Deferred mobilization costs	1,368	618
Insurance claim receivable	122	122
Other current assets	9	9
	$4,549	$4,787

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued salaries and other compensation	$2,706	$4,154
Insurance	1,659	2,523
Deferred revenues	1,701	542
Property and other taxes	1,731	2,594
Interest	961	4,372
Operating lease liability - current	671	693
Other	1,116	739
	$10,545	$15,617

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Convertible Notes due March 18, 2026	$157,500	$—
Revolving ABL Credit Facility due October 1, 2023	7,798	6,300
Term Loan Facility due October 1, 2023	—	135,883
Finance lease obligations	5,172	5,769
	170,470	147,952
Less: Convertible Notes issuance costs and debt discount	(46,469)	—
Less: Term Loan Facility deferred financing costs	—	(1,748)
Less: current portion of finance leases	(3,902)	(4,464)
Long-term debt	$120,099	$141,740

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral (the “Note Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0%. The PIK interest rate is subject to a decrease to SOFR plus 9.5% following receipt of the Shareholder Approval (defined below). In the absence of receipt of the Shareholder Approval, we will be entitled to pay interest in additional Notes (“PIK Notes”) for a period of 18 months. Following the Shareholder Approval, we will have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Under the Indenture, we are required to submit two matters for stockholder approval (the “Shareholder Approval”): (i) in accordance with Section 312.03 of The New York Stock Exchange Listed Company Manual, issue shares of common stock upon conversion of the Notes, based on each of (a) an increase of the noteholder’s optional conversion rate for the Notes from 197.23866 shares of common stock per $1,000 principal amount of Notes to 221.72949 shares of Common Stock per $1,000 principal amount of Notes (i.e., representing decrease in the effective conversion price of $5.07 per share to $4.51 per share), (b) the issuance by us of up to $7.5 million of additional Notes, if and when issued by us, (c) the conversion of all Notes (including PIK Notes) without any limitation of the 75% Pre-Approval Conversion Ratio and (d) the issuance of shares of common stock upon conversion of Notes in connection with a Qualified Merger Conversion (as defined in the Indenture) to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion rate; and (ii) an amendment to increase the number of shares of our common stock authorized under its certificate of incorporation to 250,000,000 shares (or such other amount as necessary to reserve for issuance upon conversion of all Notes at the lower Conversion Price, together with assumed PIK Notes prior to maturity). Under the Indenture, the conversion of the Convertible Notes prior to the Shareholder Approval is subject to a “Pre-Approval Conversion Ratio” of 75%.

Each noteholder has a right to convert our Notes for shares of ICD common stock at any time after issuance through maturity. Prior to receiving the Shareholder Approval (defined below), the conversion price is $5.07 per share. Upon receiving the Shareholder Approval, the conversion price will reduce to $4.51 per share. Interest on the Convertible Notes is due on March 31 and September 30 each year, beginning on September 30, 2022. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of Common Stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Notes on a quarterly basis through December 31, 2023, and $3.5 million of Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions (i) during the period ending on September 18, 2022, up to $25.0 million aggregate principal of notes at a redemption price of 105% of par, plus accrued and unpaid interest, and (ii) during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Notes repurchased pursuant to our Redemption Right.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant if funded from equity proceeds or relates to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. For a period of 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of March 31, 2022.

Upon a Qualified Merger (defined below), we may elect to convert all, but not less than all, of the Convertible Notes at a Conversion Rate equal to our Conversion Rate on the date on which the relevant “Qualified Merger” is consummated (a “Qualified Merger Conversion”), so long as the “MOIC Condition” is satisfied with respect to such potential Qualified Merger Conversion. A “Qualified Merger” means a Common Stock Change Event consolidation, merger, combination or binding or statutory share exchange of the Company with a Qualified Acquirer; provided, if such event occurs prior to Shareholder Approval, the issuance of shares of our common stock upon conversion of Notes in connection with a Qualified Merger Conversion shall be subject to stockholder approval to the extent the conversion of Notes would exceed the number of shares of common stock issuable at the then-current Conversion Rate. A “Qualified Merger Conversion Date” means the date on which the relevant Qualified Merger is consummated. A “Qualified Acquirer” means any entity that (i) has its common equity listed on the New York Stock Exchange, the NYSE American, Nasdaq Global Market or Nasdaq Global Select Market, or Toronto Stock Exchange, (ii) has an aggregate equity market capitalization of at least $350,000,000, and (iii) has a “public float” (as defined in Rule 12b-2 under the Securities Act of 1933) of at least $250,000,000 in each case, as determined by the calculation agent based on the last reported sale price of such common equity on date of the signing of the definitive agreement in respect of the relevant Common Stock Change Event. A “Common Stock Change Event” means the occurrence of any: (i) recapitalization, reclassification or change of our common stock (other than (x) changes solely resulting from a subdivision or combination of the common stock, (y) a change only in par value or from par value to no par value or no par value to par value and (z) stock splits and stock combinations that do not involve the issuance of any other series or class of securities); (ii) consolidation, merger, combination or binding or statutory share exchange involving us; (iii) sale, lease or other transfer of all or substantially all of the assets of ours and our Subsidiaries, taken as a whole, to any person; or (iv) other similar event, and, as a result of which, the common stock is converted into, or is exchanged for, or represents solely the right to receive, other securities, cash or other property, or any combination of the foregoing. A “Company Conversion Rate” means, in respect of any Qualified Merger, the greater of (a) the relevant Conversion Rate, (b) $1,000 divided by our Conversion VWAP, and (c) the lowest rate that would cause the MOIC Condition to be satisfied with respect to the related Qualified Merger Conversion. A “Company Conversion VWAP” means, in respect of any Qualified Merger, the average of daily VWAP over the five (5) VWAP Trading Days prior to the earlier of signing or public announcement (by any party, and whether formal or informal, including for the avoidance of doubt any media reports thereof) of a definitive agreement in respect of such Qualified Merger as calculated by the Calculation Agent. The “MOIC Condition” means, with respect to any potential Qualified Merger Conversion, MOIC is greater than or equal to the MOIC Required Level. The “MOIC Required Level” means (x) prior to us obtaining the Shareholder Approval, $1,450.00 or (y) after we obtain Shareholder Approval, $1,350.00. “MOIC” means, with respect to any potential Qualified Merger Conversion, an amount determined by the Calculation Agent equal to the aggregate return on a hypothetical Note with $1,000 face amount, issued on the Issue Date, from the Issue Date through the potential Qualified Merger Conversion Date, including (x) the aggregate amount of any cash interest paid on such hypothetical Note from the Issue Date through the potential Qualified Merger Conversion Date, (y) the aggregate fair market value of any Conversion Consideration that would be received by the Holder of such hypothetical Note on the relevant Qualified Merger Conversion Date and (z) the aggregate fair market value of any Conversion Consideration that would be received on the relevant Qualified Merger Conversion Date by the Holder of any PIK Notes issued in respect of (or the relevant increase in value of) such hypothetical Note.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes give rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $6.8 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2022 is 15.0%. For the period ended March

31, 2022, the contractual interest expense was $0.9 million, the amortization of the debt discount was $0.2 million and the amortization of the issuance costs was $0.2 million.

Embedded Derivative Liability

The Convertible Notes contain the following embedded features (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features meet all three criteria in ASC 815-15-25-1 and therefore require bifurcation. Accordingly, we have recorded a derivative liability representing the increase in conversion rate feature and the decrease in PIK interest feature. The derivative liability is presented as a non-current liability in our consolidated balance sheet and is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations. We will continue to adjust the embedded derivative liability for changes in fair value until the underlying conversion feature is exercised, redeemed, cancelled or expires.

As of March 31, 2022, the carrying amount of this embedded derivative included in our consolidated balance sheet was $77.6 million. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 5 “Financial Instruments and Fair Value Measurements.”

Term Loan Facility

On October 1, 2018, we entered into a term loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and (b) a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities had a maturity date of October 1, 2023, but were repaid in their entirety on March 18, 2022 with proceeds from the issuance of the Convertible Notes.

At our election, interest under the Term Loan Facility was determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.

In June 2020, we revised the Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that were added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets while the Term Loan remained outstanding. The additional amount was amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in-kind the $2.8 million, interest payment due under our Term Loan, which increased our Term Loan balance accordingly. In September 2021, we amended our Term Loan Credit Agreement and elected to pay in-kind the $3.1 million October 1, 2021 interest payment which reduced the amount of the Term Loan Accordion by the PIK amount. On December 30, 2021, we amended our Term Loan Credit Agreement and elected to pay in-kind the $3.2 million January 3, 2022 interest payment which reduced the Term Loan Accordion by a corresponding amount.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of October 1, 2023.

At our election, interest under the Revolving ABL Credit Facility is determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) LIBOR with an interest period of one month, plus 1.0%, and (c) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to LIBOR for the applicable interest period plus an applicable LIBOR margin ranging from 2.0% to 2.5% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2022, the weighted-average interest rate on our borrowings was 14.53%. At March 31, 2022, the borrowing base under our Revolving ABL Credit Facility was $20.1 million, and we had $12.0 million of availability remaining of our $40.0 million commitment on that date.

On March 18, 2022, we entered into a third amendment to that certain Credit Agreement, dated as of October 1, 2018 (the “Third Amendment to the Credit Agreement”), by and among us, Sidewinder Drilling LLC (“Sidewinder”), the Lenders named therein and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent. The Third Amendment to the Credit Agreement amends the original credit agreement, dated as of October 1, 2018 (the “Credit Agreement”) by deleting references to the “Term Loan Agreement” and related definitions and adding certain references and clauses related to our placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), which were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”), with U.S. Bank Trust Company, National Association as trustee and collateral agent.

9.Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2022, approximately 60,683 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Compensation cost recognized:
Restricted stock and restricted stock units	292	$454
Cash-settled stock appreciation rights	439	83
Total stock-based compensation	$731	$537

No stock-based compensation was capitalized in connection with rig construction activity during the three months ended March 31, 2022 or 2021.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

There were no stock options granted during the three months ended March 31, 2022 or 2021.

A summary of stock option activity and related information for the three months ended March 31, 2022 is as follows:

Three Months Ended March 31, 2022
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1, 2022	27,867	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(27,867)	254.80
Outstanding at March 31, 2022	—	$—
Exercisable at March 31, 2022	—	$—

There were no options vested at March 31, 2022. There were no unvested options or unrecognized compensation cost related to outstanding stock options at March 31, 2022.

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2022, there was $0.9 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2022	26,890	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	26,890	$64.40

Time-based Restricted Stock Units

We have granted three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2022, there was $0.3 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.8 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	109,911	$8.50
Granted	16,502	4.04
Vested and converted	(78,011)	7.78
Forfeited	(2,743)	38.80
Outstanding at March 31, 2022	45,659	$6.30

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year, performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock. Vesting and conversion of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital (“ROIC”) as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2022, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $0.1 million. This cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	27,285	$24.50
Granted	—	—
Vested and converted	(3,056)	29.00
Forfeited	(13,486)	33.10
Outstanding at March 31, 2022	10,743	$12.42

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the three months ended March 31, 2022 using the Monte Carlo simulation model:

Three Months Ended
March 31, 2022
Expected term of cash-settled SARs	3.4 years
Expected volatility factor	131.8%
Expected dividend yield	—%
Risk-free interest rate	2.46%

Changes to the company’s time-based cash-settled SARs during the three months ended March 31, 2022 are as follows:

	Three Months Ended March 31, 2022
		Weighted Average
	Cash-settled SARs	Exercise Price
	(in thousands)	Per Share
Outstanding at January 1, 2022	2,913	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2022	2,913	$5.73
Exercisable at March 31, 2022	971	$5.73

The number of cash-settled SARs exercisable at March 31, 2022 was 1.0 million with a weighted average remaining contractual life of 5.9 years and a weighted average exercise price of $5.73 per share. As of March 31, 2022, there was $1.7 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 1.0 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of March 31, 2022, we had a total of 13,617,005 shares of common stock, $0.01 par value, outstanding. We also had 81,846 shares held as treasury stock. Total authorized common stock is 50,000,000 shares.

Basic earnings (loss) per common share (“EPS”) are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive securities. When the Convertible Notes are dilutive, interest expense, net of tax, is added back to net income to calculate diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted losses per share computations is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net loss (numerator):	$(58,796)	$(16,025)
Loss per share:
Basic and diluted	$(5.20)	$(2.58)
Shares (denominator):
Weighted average common shares outstanding - basic	11,303	6,215
Weighted average common shares outstanding - diluted	11,303	6,215

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented. If the conversion price of the Convertible Notes is reduced to $4.51 per Shareholder Approval, the potential common shares attributable to the Convertible Notes that would be excluded from the calculation of diluted EPS because their effect would have been anti-dilutive would be 5,432,373.

	Three Months Ended March 31,
	2022	2021
Convertible Notes	4,832,347	—
RSUs	56,402	142,515
Stock options	—	33,458

11.Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.

Our effective tax rate was 1.2% for the three months ended March 31, 2022, and (0.2)% for the three months ended March 31, 2021. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

12.Commitments and Contingencies

Purchase Commitments

As of March 31, 2022, we had outstanding purchase commitments to a number of suppliers totaling $1.8 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2022.

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

13.Related Parties

In connection with the issuance of the Convertible Notes on March 18, 2022, we issued to affiliates of MSD Partners, L.P. (the “MSD Investors”) $78.9 million principal amount of Convertible Notes and entered into an Investor’s Rights Agreement permitting MSD Partners to nominate one director to our Board so long as MSD Partners and its affiliates continue to own $25.0 million principal amount of Notes (the “Sunset Date”). We also entered into an Investor’s Rights Agreement with Glendon Capital Management L.P. (“GCM”) that permits GCM to designate one director on the same terms. In addition, as long as each of such parties continues to have the right to appoint such holder representatives, the two holder representatives will have the right to nominate one additional representative as a director, provided that the third representative must be an independent director unless one of the MSD Partners and the GCM representatives is independent for New York Stock Exchange purposes. The proposed representatives are subject to review by our Nominating and Corporate Governance Committee. Following the Sunset Date for the applicable party, MSD Partners and/or GCM, as applicable, will cause its designee to offer to tender his or her resignation, unless otherwise requested by the Board, and the third representative may be removed by the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 15, 2022 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part I “Item 1A. Risk Factors” or in other parts of the Form 10-K.

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

Recently, oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022, and natural gas prices (Henry Hub) reached a recent high of $7.48 per mmcf on April 18, 2022. Although our customers have increased drilling activity in response to these improvements, capital discipline and adherence to 2021 capital budgets, reduced access to capital markets and hedges in place based on lower commodity prices, have caused such increases to be less dramatic compared to prior industry cycles. Although we expect our drilling customers to increase drilling activity based upon current commodity prices, we believe such increase will be moderated until they renew their capital budgets for

2022. As of March 31, 2022, we had 17 rigs operating, with our 18th scheduled to be reactivated early in the third quarter of 2022. Assuming market conditions continue to improve, we also plan to pursue the reactivation of our 19th and 20th rigs later in 2022.

However, due to the lack of visibility towards customer intentions, risk to commodity prices, including any economic declines caused by the evolving nature of the COVID-19 pandemic, changes to OPEC+ production cuts, or other risks and conditions outside our control, we cannot assure you that we will be able to maintain this operating rig count or that our operating rig count will continue to improve in the future as we have planned.

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our Term Loan Facilities, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0%. The PIK interest rate is subject to a decrease to SOFR plus 9.5% following receipt of the Shareholder Approval (defined below). In the absence of receipt of the Shareholder Approval, we will be entitled to pay interest in additional Notes (“PIK Notes”) for a period of 18 months. Following the Shareholder Approval, we will have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Under the Indenture, we are required to submit the following matters for stockholder approval (the “Shareholder Approval”): (i) in accordance with Section 312.03 of The New York Stock Exchange Listed Company Manual, the issuance by us of shares of common stock upon conversion of the Notes, based on each of (a) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Notes to 221.72949 shares of Common Stock per $1,000 principal amount of Notes (i.e., representing decrease in the effective conversion price of $5.07 per share to $4.51 per share), (b) the issuance by us of up to $7.5 million of additional Notes, if and when issued by us, (c) the conversion of all Convertible Notes (including PIK Notes) without any limitation of the 75% Pre-Approval Conversion Ratio (as detailed in the Indenture) and (d) the issuance of shares of common stock upon conversion of Convertible Notes in connection with a Qualified Merger Conversion (as defined in the Indenture) to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion rate; and (ii) an amendment to increase the number of shares of our common stock authorized under our certificate of incorporation to 250,000,000 shares. Under the Indenture, the conversion of the Convertible Notes prior to the Shareholder Approval is subject to a “Pre-Approval Conversion Ratio” of 75%. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022 concurrent with the closing of the private placement of the Convertible Notes. See “Liquidity and Capital Resources – Long-term Debt” in this Management Discussion and Analysis for more information.

ATM Distribution Agreement

On December 16, 2021, in conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of an additional $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We began offering shares under this program during the first quarter of 2022. As of March 31, 2022, we raised gross proceeds of $3.6 million from the sale of 1,061,853 shares in this offering.

The ATM Distribution Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the ATM Distribution Agreement, we paid the Agent a commission equal to 4% of the gross sales price of the shares sold under such agreement.

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

During the three months ended March 31, 2021, our operating costs also included approximately $1.1 million of costs associated with the reactivation of idle rigs. These costs include costs associated with recommissioning the rig, the hiring and training of new crews and the purchase of supplies and other consumables required for the operation of the rigs. There were no reactivation costs during the three months ended March 31, 2022.

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Revenues	$34,991	$15,542
Costs and expenses
Operating costs	27,165	14,541
Selling, general and administrative	5,228	3,686
Depreciation and amortization	9,751	9,989
Asset impairment	—	43
Gain on disposition of assets, net	(516)	(435)
Total cost and expenses	41,628	27,824
Operating loss	(6,637)	(12,282)
Interest expense	(4,675)	(3,709)
Loss on extinguishment of debt	(46,347)	—
Change in fair value of embedded derivative liability	(1,857)	—
Loss before income taxes	(59,516)	(15,991)
Income tax (benefit) expense	(720)	34
Net loss	$(58,796)	$(16,025)

Other financial and operating data
Number of marketed rigs (end of period) (1)	24	24
Rig operating days (2)	1,463	929
Average number of operating rigs (3)	16.3	10.3
Rig utilization (4)	68%	43%
Average revenue per operating day (5)	$21,823	$15,465
Average cost per operating day (6)	$16,069	$12,663
Average rig margin per operating day	$5,754	$2,802
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
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $3.1 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively.
(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $3.1 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively; (ii) overhead costs expensed due to reduced rig upgrade activity of $0.6 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively; and (iii) rig reactivation costs, inclusive of new crew training costs, of zero and $1.1 million during the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 were $35.0 million, representing a 125.1% increase as compared to revenues of $15.5 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in operating days in conjunction with the reactivation of rigs in late 2021 and first quarter of 2022 as well as increases in contractual dayrates driven by improving demand for our contract drilling services. On a revenue-per-operating-day basis, our revenue per day increased by 41.1% to $21,823 during the three months ended March 31, 2022, as compared to revenue per day of $15,465 for the three months ended March 31, 2021.

Operating Costs

Operating costs for the three months ended March 31, 2022 were $27.2 million, representing a 86.8% increase as compared to operating costs of $14.5 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in operating days to 1,463 days as compared to 929 days in the prior year comparable quarter. On a cost-per-operating-day basis, our operating costs increased to $16,069 per day during the three months ended March 31, 2022, representing a 26.9% increase compared to cost per operating day of $12,663 for the three months ended March 31, 2021. This increase in cost per operating day was primarily attributable to higher personnel costs driven by a much tighter labor market compared to the prior period in 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2022 were $5.2 million, representing a 41.8% increase as compared to selling, general and administrative expense of $3.7 million for the three months ended March 31, 2021. This increase in selling, general and administrative expenses as compared to the prior year comparable quarter primarily relates to the reinstatement of pre-COVID salaries and benefits as well as higher professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022 was $9.8 million, representing a 2.4% decrease compared to depreciation and amortization expense of $10.0 million for the three months ended March 31, 2021. The decrease in depreciation and amortization expense is primarily the result of fully depreciated drilling assets as of March 31, 2022 offset by asset additions related to reactivated rigs.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $0.5 million was recorded for the three months ended March 31, 2022 compared to a gain on the disposition of assets totaling $0.4 million in the prior year comparable quarter. In the current and prior year quarter, the gains, related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $4.7 million for the three months ended March 31, 2022 and $3.7 million for the three months ended March 31, 2021. The increase in the current quarter primarily relates to higher interest and principal debt associated with the Convertible Notes issued on March 18, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $46.3 million for the three months ended March 31, 2022. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan facility and the fair value of the embedded derivatives attributable to the affiliates of our prior Term loan facility.

Change in Fair Value of Embedded Derivative Liability

In the first quarter of 2022, we recognized a loss of $1.9 million related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes and March 31, 2022.

Income Tax (Benefit) Expense

Income tax benefit recorded for the three months ended March 31, 2022 amounted to $0.7 million as compared to income tax expense of $34 thousand for the three months ended March 31, 2021. Our effective tax rates for the three months ended March 31, 2022 and 2021 were 1.2% and (0.2)%, respectively. Taxes in both periods relate to Louisiana state income tax and Texas margin tax.

Liquidity and Capital Resources

Our liquidity at March 31, 2022 was $21.3 million consisting of cash on hand of $9.3 million and $12.0 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $20.1 million.

During the first quarter of 2022, cash flow from operations, ignoring working capital fluctuations, was positive. On January 1, 2022, we elected to PIK the $3.2 million interest payment due under our Term Loan Facility. In March 2022, we issued the Convertible Notes which permit us to PIK interest, at our election, for a period of up to 18 months and for the entire term of the Convertible Notes following receipt of the Shareholder Approval (defined below). During the first quarter of 2022, we continued our “at-the-market” offering process, raising an additional $3.6 million of gross proceeds and issuing an additional 1,061,853 shares.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, rig reactivation costs and working capital and general corporate purposes.

We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months. However, due to the uncertainty regarding the COVID-19 pandemic and its effects on the oil and gas industry and our business and operations, there can be no assurance in this regard.

Net Cash Used In Operating Activities

Cash used in operating activities was $1.7 million for the three months ended March 31, 2022 and $6.3 million during the same period in 2021. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt issuance costs and debt discount. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2022 were higher as a result of an increase in net loss of $42.8 million, adjusted for non-cash items, of $61.3 million for the three months ended March 31, 2022, which included $46.3 million of non-cash extinguishment of debt, compared to $10.4 million for non-cash items during the same period in 2021. Working capital changes decreased cash flows from operating activities by $4.2 million for the three months ended March 31, 2022 and $0.7 million during the same period in 2021.

Net Cash Used In Investing Activities

Cash used in investing activities was $5.7 million for the three months ended March 31, 2022 and $1.1 million during the same period in 2021. During the first three months of 2022, cash payments of $6.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.6 million. During the 2021 period, cash payments of $1.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $12.6 million for the three months ended March 31, 2022 and $0.5 million during the same period in 2021. During the first three months of 2022, we received proceeds from borrowings under our new Convertible Notes of $157.5 million, proceeds from borrowings under our revolving credit facility of $1.5 million, and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.4 million. These proceeds were offset by repayment of our term loan of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $6.6 million, repayments under our revolving credit facility of $2.0 thousand, restricted stock units withheld for taxes paid of $32.0 thousand and payments for finance lease obligations of $1.2 million. During the first three months of 2021 we received proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $0.5 million and proceeds from the issuance of common stock under our equity line of credit purchase agreement of $0.9 million. These proceeds were offset by repayments under our revolving credit facility of $8.0 thousand, restricted stock units withheld for taxes paid of $11.0 thousand and payments for finance lease obligations of $0.8 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral (the “Note Priority Collateral”) other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022 concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0%. The PIK interest rate is subject to a decrease to SOFR plus 9.5% following receipt of the Shareholder Approval (defined below). In the absence of receipt of the Shareholder Approval, we will be entitled to pay interest in additional Notes (“PIK Notes”) for a period of 18 months. Following the Shareholder Approval, we will have the right at its option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Under the Indenture, we are required to submit two matters for stockholder approval (the “Shareholder Approval”): (i) in accordance with Section 312.03 of The New York Stock Exchange Listed Company Manual, issue shares of common stock upon conversion of the Convertible Notes, based on each of (a) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Notes to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes (i.e., representing decrease in the effective conversion price of $5.07 per share to $4.51 per share), (b) the issuance by us of up to $7.5 million of additional Convertible Notes, if and when issued by us, (c) the conversion of all Convertible Notes (including PIK Notes) without any limitation of the 75% Pre-Approval Conversion Ratio and (d) the issuance of shares of common stock upon conversion of Convertible Notes in connection with a Qualified Merger Conversion (as defined in the Indenture) to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion rate; and (ii) an amendment to increase the number of shares of our common stock authorized under its certificate of incorporation to 250,000,000 shares (or such other amount as necessary to reserve for issuance upon conversion of all Notes at the lower Conversion Price, together with assumed PIK Notes prior to maturity). Under the Indenture, the conversion of the Convertible Notes prior to the Shareholder Approval is subject to a “Pre-Approval Conversion Ratio” of 75%.

Each noteholder has a right to convert its Notes for shares of ICD common stock at any time after issuance through maturity. Prior to receiving the Shareholder Approval (defined below), the conversion price is $5.07 per share. Upon receiving the Shareholder Approval, the conversion price will reduce to $4.51 per share. Interest on the Convertible Notes is due on March 31 and September 30 each year, beginning on September 30, 2022. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of Common Stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Notes on a quarterly basis through December 31, 2023, and $3.5 million of Notes on quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions (i) during the period ending on September 18, 2022, up to $25.0 million aggregate principal of notes at a redemption price of 105% of par, plus accrued and unpaid interest, and (ii) during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Notes repurchased pursuant to our Redemption Right.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant if funded from equity proceeds or relates to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. For a period of 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of March 31, 2022.

Upon a Qualified Merger (defined below), we may elect to convert all, but not less than all, of the Convertible Notes at a Conversion Rate equal to our Conversion Rate on the date on which the relevant “Qualified Merger” is consummated (a “Qualified Merger Conversion”), so long as the “MOIC Condition” is satisfied with respect to such potential Qualified Merger Conversion. A “Qualified Merger” means a Common Stock Change Event consolidation, merger, combination or binding or statutory share exchange of the Company with a Qualified Acquirer; provided, if such event occurs prior to Shareholder Approval, the issuance of shares of our common stock upon conversion of Notes in connection with a Qualified Merger Conversion shall be subject to stockholder approval to the extent the conversion of Notes would exceed the number of shares of common stock issuable at the then-current Conversion Rate. A “Qualified Merger Conversion Date” means the date on which the relevant Qualified Merger is consummated. A “Qualified Acquirer” means any entity that (i) has its common equity listed on the New York Stock Exchange, the NYSE American, Nasdaq Global Market or Nasdaq Global Select Market, or Toronto Stock Exchange, (ii) has an aggregate equity market capitalization of at least $350,000,000, and (iii) has a “public float” (as defined in Rule 12b-2 under the Securities Act of 1933) of at least $250,000,000 in each case, as determined by the calculation agent based on the last reported sale price of such common equity on date of the signing of the definitive agreement in respect of the relevant Common Stock Change Event. A “Common Stock Change Event” means the occurrence of any: (i) recapitalization, reclassification or change of our common stock (other than (x) changes solely resulting from a subdivision or combination of the common stock, (y) a change only in par value or from par value to no par value or no par value to par value and (z) stock splits and stock combinations that do not involve the issuance of any other series or class of securities); (ii) consolidation, merger, combination or binding or statutory share exchange involving us; (iii) sale, lease or other transfer of all or substantially all of the assets of us and our Subsidiaries, taken as a whole, to any person; or (iv) other similar event, and, as a result of which, the common stock is converted into, or is exchanged for, or represents solely the right to receive, other securities, cash or other property, or any combination of the foregoing. A “Company Conversion Rate” means, in respect of any Qualified Merger, the greater of (a) the relevant Conversion Rate, (b) $1,000 divided by our Conversion VWAP, and (c) the lowest rate that would cause the MOIC Condition to be satisfied with respect to the related Qualified Merger Conversion. A “Company Conversion VWAP” means, in respect of any Qualified Merger, the average of daily VWAP over the five (5) VWAP Trading Days prior to the earlier of signing or public announcement (by any party, and whether formal or informal, including for the avoidance of doubt any media reports thereof) of a definitive agreement in respect of such Qualified Merger as calculated by the Calculation Agent. The “MOIC Condition” means, with respect to any potential Qualified Merger Conversion, MOIC is greater than or equal to the MOIC Required Level. The “MOIC Required Level” means (x) prior to us obtaining the Shareholder Approval, $1,450.00 or (y) after we obtain Shareholder Approval, $1,350.00. “MOIC” means, with respect to any potential Qualified Merger Conversion, an amount determined by the Calculation Agent equal to the aggregate return on a hypothetical Note with $1,000 face amount, issued on the Issue Date, from the Issue Date through the potential Qualified Merger Conversion Date, including (x) the aggregate amount of any cash interest paid on such hypothetical Note from the Issue Date through the potential Qualified Merger Conversion Date, (y) the aggregate fair market value of any Conversion Consideration that would be received by the Holder of such hypothetical Note on the relevant Qualified Merger Conversion Date and (z) the aggregate fair market value of any Conversion Consideration that would be received on the relevant Qualified Merger Conversion Date by the Holder of any PIK Notes issued in respect of (or the relevant increase in value of) such hypothetical Note.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes give rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $6.8 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2022 is 15.0%. For the period ended March 31, 2022, the contractual interest expense was $0.9 million, the amortization of the debt discount was $0.2 million and the amortization of the issuance costs was $0.2 million.

Embedded Derivative Liability

The Convertible Notes contain the following embedded features (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, we evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features meet all three criteria in ASC 815-15-25-1 and therefore require bifurcation. Accordingly, we have recorded a derivative liability representing the increase in conversion rate feature and the decrease in PIK interest feature. The derivative liability is presented as a non-current liability in our consolidated balance sheet. Upon receipt of the Shareholder Approval, the conversion rate feature and interest rate feature under the Convertible Notes will no longer meet the definition of a derivative; and we would expect to reclassify this derivative liability. However, until we receive the Shareholder Approval, the derivative liability will be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations. We will continue to adjust the embedded derivative liability for changes in fair value until the underlying conversion feature is exercised, redeemed, cancelled or expires.

Upon the Shareholder Approval of matters at our 2022 annual meeting, the conversion rate feature and interest rate feature under the Convertible Notes will no longer meet the definition of a derivative; and we would expect to reclassify this derivative liability to equity on our June 30, 2022 balance sheet.

As of March 31, 2022, the carrying amount of this embedded derivative included in our consolidated balance sheet was $77.6 million. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 5 “Financial Instruments and Fair Value Measurements.”

Term Loan Facility

On October 1, 2018, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and (b) a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities had a maturity date of October 1, 2023, but were repaid in their entirety on March 18, 2022 with proceeds from the issuance of the Convertible Notes.

At our election, interest under the Term Loan Facility was determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.

In June 2020, we revised the Term Loan Credit Agreement to elect to pay accrued and unpaid interest, solely during one three-consecutive-month period immediately following such notice, in-kind (the “PIK Amount”). We agreed to pay an additional amount equal to 0.75% of the aggregate principal amount of the loans under the Term Loan Credit Agreement plus all PIK Amounts, if any, that were added to such principal amount being repaid or prepaid on either the maturity date or upon the occurrence of an acceleration of obligations under the Term Loan Credit Agreement. As such, the additional amount, approximately $1.0 million, was recorded as a direct deduction from the face amount of the Term Loan Facility and as a long-term payable on our consolidated balance sheets while the Term Loan remained outstanding. The additional amount was amortized as interest expense over the term of the Term Loan Facility. On April 1, 2021, we elected to pay in-kind the $2.8 million, interest payment due under our Term Loan, which increased our Term Loan balance accordingly. In September 2021, we amended our Term Loan Credit Agreement and elected to pay in-kind the $3.1 million October 1, 2021 interest payment which reduced the amount of the Term Loan Accordion by the PIK amount. On December 30, 2021, we amended our Term Loan Credit Agreement and elected to pay in-kind the $3.2 million January 3, 2022 interest payment which reduced the Term Loan Accordion by a corresponding amount.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving Credit Agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The ABL Credit Facility has a maturity date of October 1, 2023.

At our election, interest under the Revolving ABL Credit Facility is determined by reference at our option to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) LIBOR with an interest period of one month, plus 1.0%, and (c) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to LIBOR for the applicable interest period plus an applicable LIBOR margin ranging from 2.0% to 2.5% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2022, the weighted-average interest rate on our borrowings was 14.53%. At March 31, 2022, the borrowing base under our Revolving ABL Credit Facility was $20.1 million, and we had $12.0 million of availability remaining of our $40.0 million commitment on that date.

On March 18, 2022, we entered into a third amendment to that certain Credit Agreement, dated as of October 1, 2018 (the “Third Amendment to the Credit Agreement”), by and among us, Sidewinder Drilling LLC (“Sidewinder”), the Lenders named therein and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent. The Third Amendment to the Credit Agreement amends the original credit agreement, dated as of October 1, 2018 (the “Credit Agreement”) by deleting references to the “Term Loan Agreement” and related definitions and adding certain references and clauses related to our placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), which were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”), with U.S. Bank Trust Company, National Association as trustee and collateral agent.

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

Critical Accounting Policies and Accounting Estimates

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. All derivative instruments are measured at fair value.

As described in Note 8, we have determined that certain features under our Convertible Notes (as defined in Note 8) require bifurcation from the debt host agreement in accordance with ASC 815. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and will adjust the carrying value of the liability to fair value at each reporting period until the features underlying the instrument are exercised, redeemed, cancelled, or expires. The changes in fair value are assessed quarterly and recorded in our consolidated statement of operations. See Note 5 “Financial Instruments and Fair Value” for additional information.

We review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If the carrying value of such assets is less than the estimated undiscounted cash flow, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their estimated fair value. There are no such indicators of impairment this period.

For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

Total long-term debt at March 31, 2022 included $165.3 million of floating-rate debt attributed to borrowings at an average interest rate of 14.53%. As a result, our annual interest cost in 2022 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 15.98%) would be approximately $2.4 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2022; however, there are no assurances that possible rate changes would be limited to such amounts.

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

We cannot predict whether there will be additional disruptions resulting from the COVID-19 pandemic in the future that could cause commodity prices and demand for our drilling services to fall. The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. As a result, our business, operating results and financial conditions are subject to various risks outlined in this Current Report on Form 10-Q under Part II, Item 1A “Risk Factors”, as well as the risk factors outlined in our Annual Report on Form 10-K, in particular, risks associated with declining market conditions and uncertainty caused by the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks related to our business set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2021. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The conversion of the Convertible Notes issued on March 18, 2022 into shares of our common stock would result in significant dilution to our existing stockholders.

On March 18, 2022, we issued $157.5 million principal amount of Convertible Notes. Following the Shareholder Approval, we will have the ability to issue up to an additional $7.5 million principal amount of Convertible Notes to holders willing to purchase such additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock at the option of the holders at any time during the term of the Convertible Notes. Initially, the effective conversion price is $5.07 per share, which will decrease to $4.51 per share assuming receipt of the Shareholder Approval. In addition, we have the right to PIK interest during the first 18 months following issuance of the Convertible Notes, or following receipt of the Shareholder Approval, for the entire term of the Convertible Notes. The election by us to PIK interest will increase outstanding principal balance under the Convertible Notes and thus the number of shares of common stock issuable upon conversion of the Convertible Notes. Further, under the Indenture, the conversion of the Convertible Notes prior to the Shareholder Approval is subject to a “Pre-Approval Conversion Ratio” of 75%, and conversions of Notes would not be subject to such limit following Shareholder Approval. The conversion of the Convertible Notes would result in substantial dilution in the percentage of the outstanding common stock owned by our existing stockholders.

In addition, if we do not obtain approval of the “Charter Amendment Proposal” as set forth in our definitive proxy statement filed with the SEC on April 22, 2022, we would not have the ability to issue shares of common stock to potentially redeem up to $50 million principal amount of Convertible Notes in accordance with the Indenture with proceeds from the sale of our common stock at or above the then-applicable conversion price of the Notes. The inability of us to redeem Convertible Notes in accordance with such terms of the Indenture would limit our ability to reduce the dilutive effects of the Convertible Notes.

The failure of us to obtain required “Shareholder Approval” under the Indenture, and approval of either the “Charter Amendment Proposal” or “Share Issuance Proposal” as set forth in our definitive proxy statement filed with the SEC on April 22, 2022, would result in less liquidity to us and higher PIK interest costs, and materially impair our ability to execute our planned rig reactivation strategy.

Under the Indenture, we are required to submit two matters for stockholder approval (the “Shareholder Approval”): (i) in accordance with Section 312.03 of The New York Stock Exchange Listed Company Manual, issue shares of common stock upon conversion of the Notes, based on each of (a) an increase of the noteholder’s optional conversion rate for the Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes (i.e., representing decrease in the effective conversion price of $5.07 per share to $4.51 per share), (b) the issuance by us of up to $7.5 million of additional Convertible Notes, if and when issued by us, (c) the conversion of all Convertible Notes (including PIK Notes) without any limitation of the 75% Pre-Approval Conversion Ratio and (d) the issuance of shares of common stock upon conversion of Convertible Notes in connection with a Qualified Merger Conversion (as defined in the

Indenture) to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion rate (with such approval as proposed as the “Share Issuance Proposal” in our definitive proxy statement filed with the SEC on April 22, 2022 (the “Share Issuance Proposal”)); and (ii) an amendment to increase the number of shares of our common stock authorized under its certificate of incorporation to 250,000,000 shares (or such other amount as necessary to reserve for issuance upon conversion of all Convertible Notes at the lower Conversion Price, together with assumed PIK Notes prior to maturity) (the “Charter Amendment Proposal”).

The Convertible Notes have an initial PIK interest rate of SOFR plus 14.0%, and the PIK interest rate is subject to a decrease to SOFR plus 9.5% following receipt of the Shareholder Approval. In the absence of receipt of the Shareholder Approval, we will be entitled to pay interest in additional Convertible Notes (“PIK Notes”) for a period of only 18 months, whereas following the Shareholder Approval, we will have the right at its option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Accordingly, the failure of us to obtain Shareholder Approval under the Indenture will result in us having to pay cash interest on the Convertible Notes following 18 months from the issue date of the Convertible Notes, and a higher PIK interest rate during the 18-month period during which we are entitled to issue PIK Notes.

We also have the option to issue an additional $7.5 million principal amount of Convertible Notes under the Indenture. This additional source of capital will only be available to us if both the Charter Amendment Proposal and the Share Issuance Proposal are approved at our 2022 Annual Meeting of Stockholders. We would consider additional Convertible Notes for additional cash funding if it would assist us in accelerating our rig reactivation program and other sources of capital were not available to us on more favorable terms. The current Convertible Note holders are not required to purchase additional Convertible Notes if requested by us; however, given the financial returns we expect to realize on future rig reactivations, we believe this is a viable alternative source of capital that may assist us in executing our business plans. Failure to obtain approval of either of such proposals at our 2022 Annual Meeting of Stockholders would materially impair our ability to execute our planned rig activation strategy.

We have recorded a derivative liability of $77.6 million on our balance sheet as of March 31, 2022. If we fail to obtain approval of matters at our 2022 Annual Meeting of Stockholders, we will revalue this derivative liability at the end of each reporting period and report a non-cash gain or loss on the change in fair value of such liability, which could create material variability in our reported net loss or net income between reported results.

The Convertible Notes contain the following embedded features (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, we determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. We also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, we evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features meet all three criteria in ASC 815-15-25-1 and therefore require bifurcation. Accordingly, we recorded a derivative liability representing the increase in conversion rate feature and the decrease in PIK interest feature. The derivative liability is presented as a non-current liability in our consolidated balance sheet as of March 31, 2022. Upon receipt of the Shareholder Approval, the conversion rate feature and interest rate feature under the Convertible Notes will no longer meet the definition of a derivative; and we would expect to reclassify this derivative liability to equity on our balance sheet.

However, until we obtain the Shareholder Approval, we will adjust the derivative liability to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations, which could create materially variability in our reported net loss or net income between reported results.

As of March 31, 2022, the carrying amount of this embedded derivative included in our consolidated balance sheet was $77.6 million. The fair value of this derivative is estimated using Level 3 inputs in the fair value hierarchy on a recurring basis. Refer to Note 5 “Financial Instruments and Fair Value Measurements.”

The market price of our common stock could decline as a result of the large number of shares that will become eligible for sale following conversion of the Convertible Notes.

A substantial number of additional shares of our common stock would be eligible for resale in the public market following conversion of the Convertible Notes. Current holders of our Convertible Notes may wish to dispose of some or all of their shares of common stock acquired upon conversion of the Convertible Notes. Sales of substantial numbers of shares of both the newly issued and the existing shares of our common stock in the public market following conversion of the Convertible Notes could adversely affect the market price of our shares of common stock

Affiliates of MSD Partners, L.P. and Glendon Capital Management, L.P. (the “Primary Noteholders”) collectively own a large percentage of our common stock as a result of the transactions relating to the issuance of the Convertible Notes, and have rights to acquire additional shares upon conversion of Notes held by them. The Primary Noteholders also have rights to nominate up to an aggregate of three individuals to serve on our Board of Directors. As a result, the Primary Noteholders collectively will have significant influence over the outcome of corporate actions requiring stockholder approval, and the priorities of the Primary Noteholders for our business may be different from our other stockholders.

The Primary Noteholders collectively own approximately 19% of the outstanding shares of our common stock, and collectively beneficially own approximately 28% of the outstanding shares of our common stock (after giving effect to permitted conversions of the Convertible Notes based on the current beneficial ownership limitations after giving effect to such conversions, including a 9.9% limitation on Glendon Capital Management, L.P. and 19.9% limitation on MSD Partners, L.P.). Accordingly, the MSD Parties acting alone, or the Primary Noteholders voting together, while not a group, may be able to significantly influence the outcome of many corporate transactions or other matters submitted to our stockholders for approval, including any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, such that the Primary Noteholders collectively could potentially delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. The interests of the Primary Noteholders may differ from the interests of other stockholders.

Inflationary and supply chain pressures may decrease our operating margins and increase working capital investments required to operate our business.

As a result of improved U.S. land rig activity driven by improving market conditions, demand and competition for rig personnel in our operating regions has increased significantly, driven not only by competition between land drilling companies but also other industries where economic activity has improved. This has resulted in meaningful increases in field-level pay over the past twelve months and the costs to recruit and train new employees. We intend to reactivate additional rigs during the remainder of 2022, which will require the hiring of additional personnel. Inflationary factors have also increased other costs to reactivate and to operate our drilling rigs. Although our term drilling contracts typically allow us to pass-through to our customers labor costs increases and cost increases for other items (based upon changes to the applicable oilfield price index for such other items) through adjustment to contractual dayrates, the majority of our current contracts are short-term in nature, which requires us to recoup labor and other price increases through increased dayrates upon repricing of each short-term contract upon its expiration. If we are unable to recoup cost increases through adjustment to term contract dayrates or successful renegotiation of short-term contract dayrates, our daily operating margins will fall, which could materially adversely affect our operating results and financial condition.

In addition, as worldwide economic activity has improved following emergence from the COVID-19 pandemic, supply chain pressures and bottlenecks have developed (including due to both COVID-19 and the war in the Ukraine) and could potentially develop which could reduce the availability of equipment, supplies and other products needed to operate our business. This may cause us to increase investments in critical spare inventory and capital spare items to compensate for increased delivery lead times or potential unavailability of items. If we are required to invest substantial additional amounts to increase inventory levels of critical spare inventory or capital items, it will reduce our financial resources available to invest in rig reactivations which could have a material adverse effect on our future cash flows and ability to pursue plans to reactivate additional rigs.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description

10.1

Subscription Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., MSD PCOF Partners LXXIII, LLC, MSD Private Credit Opportunity (NON-ECI) Fund, LLC, MSD Credit Opportunity Master Fund, L.P. and Glendon Opportunities Fund II, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.2

Indenture, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and Sidewinder Drilling LLC, as guarantor (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.3	Form of Note (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.4

Investor’s Rights Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and MSD Partners, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.5

Investor’s Rights Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and Glendon Capital Management L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.6

Voting and Support Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., MSD Partners, L.P., MSD PCOF Partners LXXIII, LLC, MSD Private Credit Opportunity (NON-ECI) Fund, LLC, MSD Credit Opportunity Master Fund, L.P., Glendon Capital Management L.P., Glendon Opportunities Fund II, L.P., William Monroe and the directors and officers of Independence Contract Drilling, Inc. named therein (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.7

Fee Letter, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., MSD Partners, L.P., and Glendon Capital Management L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.8

Third Amendment to Credit Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC, as the borrowers, Wells Fargo Bank, National Association as administrative agent, and the lenders party thereto, in respect of that certain Credit Agreement dated as of October 1, 2018 among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC, as the borrowers, Wells Fargo as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 24, 2022)

10.9

Intercreditor Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., Sidewinder Drilling LLC, as guarantor, U.S. Bank Trust Company, National Association, as collateral agent and Wells Fargo Bank, National Association, as administrative agent. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on March 24, 2022)

10.10

Security Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and Sidewinder Drilling LLC, as grantors, and U.S. Bank Trust Company, National Association, as collateral agent. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on March 24, 2022)

10.11

Guaranty and Security Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., Sidewinder Drilling LLC and ICD Operating LLC, as grantors, and Wells Fargo Bank, National Association, as agent. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on March 24, 2022)

10.12†

Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and J. Anthony Gallegos, Jr., dated March 18, 2022 (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.13†

Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Choyce, dated March 18, 2022 (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.14†

Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Philip A. Dalrymple, dated March 18, 2022 (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.15†

Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Scott A. Keller, dated March 18, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.16†

Amended and Restated Executive Employment Agreement between Independence Contract Drilling, Inc. and Katherine Kokenes, dated March 18, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.17†	Form of Restricted Stock Unit Award Agreement (Time-Based) (Shareholder Approval Condition) (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.18†

Form of Stock Settled Stock Appreciation Right Award Agreement (Shareholder Approval Condition) (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

10.19†

Form of 2019 Outside Director Restricted Stock Unit Award Agreement - Partial Cash Settlement (Shareholder Approval Condition) (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed with the SEC on March 21, 2022)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed with this report
†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K

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

Date: May 16, 2022