Form 10-Q
period 2022-09-30
Independence Contract Drilling, Inc.
filed 2022-11-01
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

13,617,005 shares of the registrant’s Common Stock were outstanding as of October 28, 2022.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	inability to predict the duration or magnitude of the effects of the COVID-19 pandemic on our business, operations, and financial condition;
●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$7,566	$4,140
Accounts receivable	33,967	22,211
Inventories	1,433	1,171
Prepaid expenses and other current assets	2,940	4,787
Total current assets	45,906	32,309
Property, plant and equipment, net	365,160	362,346
Other long-term assets, net	2,159	2,449
Total assets	$413,225	$397,104
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$3,302	$4,464
Accounts payable	28,859	15,304
Accrued liabilities	13,162	11,245
Accrued interest	122	4,372
Current portion of merger consideration payable to an affiliate	—	2,902
Total current liabilities	45,445	38,287
Long-term debt	136,756	141,740
Deferred income taxes, net	19,391	19,037
Other long-term liabilities	1,661	2,811
Total liabilities	203,253	201,875
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 13,698,851 and 10,287,931 shares issued, respectively, and 13,617,005 and 10,206,085 shares outstanding, respectively	136	102
Additional paid-in capital	616,316	532,826
Accumulated deficit	(402,557)	(333,776)
Treasury stock, at cost, 81,846 shares and 81,846 shares, respectively	(3,923)	(3,923)
Total stockholders’ equity	209,972	195,229
Total liabilities and stockholders’ equity	$413,225	$397,104

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$49,147	$24,035	$126,451	$59,394
Costs and expenses
Operating costs	31,379	20,123	87,448	51,704
Selling, general and administrative	7,007	4,068	17,096	11,829
Depreciation and amortization	10,120	9,739	29,719	29,244
Asset impairment, net	—	482	—	775
Loss (gain) on disposition of assets, net	433	222	(665)	(182)
Total costs and expenses	48,939	34,634	133,598	93,370
Operating income (loss)	208	(10,599)	(7,147)	(33,976)
Interest expense	(8,098)	(3,812)	(21,005)	(11,294)
Gain (loss) on extinguishment of debt	—	10,128	(46,347)	10,128
Change in fair value of embedded derivative liability	—	—	(4,265)	—
Realized gain on extinguishment of derivative	—	—	10,765	—
Loss before income taxes	(7,890)	(4,283)	(67,999)	(35,142)
Income tax (benefit) expense	(696)	19	783	86
Net loss	$(7,194)	$(4,302)	$(68,782)	$(35,228)
Loss per share:
Basic and diluted	$(0.53)	$(0.59)	$(5.36)	$(5.22)
Weighted average number of common shares outstanding:
Basic and diluted	13,590	7,321	12,836	6,754

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(33)	—	—	(32)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,350	—	—	3,360
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Stock-based compensation	—	—	292	—	—	292
Net loss	—	—	—	(58,796)	—	(58,796)
Balances at March 31, 2022	13,617,005	$136	$545,575	$(392,572)	$(3,923)	$149,216
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(205)	—	—	(205)
Extinguishment of derivative	—	—	69,232	—	—	69,232
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(2,791)	—	(2,791)
Balances at June 30, 2022	13,617,005	$136	$615,130	$(395,363)	$(3,923)	$215,980
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(117)	—	—	(117)
Stock-based compensation	—	—	1,303	—	—	1,303
Net loss	—	—	—	(7,194)	—	(7,194)
Balances at September 30, 2022	13,617,005	$136	$616,316	$(402,557)	$(3,923)	$209,972

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	25,285	—	(11)	—	—	(11)
Issuance of common stock through at-the-market facility, net of offering costs	140,377	1	520	—	—	521
Issuance of common stock under purchase agreement	174,100	2	872	—	—	874
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(16,025)	—	(16,025)
Balances at March 31, 2021	6,515,580	$65	$519,783	$(283,089)	$(3,913)	$232,846
Issuance of common stock through at-the-market facility, net of offering costs	445,557	4	1,468	—	—	1,472
Issuance of common stock under purchase agreement	282,800	3	1,072	—	—	1,075
Stock-based compensation	—	—	454	—	—	454
Net loss	—	—	—	(14,901)	—	(14,901)
Balances at June 30, 2021	7,243,937	$72	$522,777	$(297,990)	$(3,913)	$220,946
Issuance of common stock through at-the-market facility, net of offering costs	686,739	7	1,859	—	—	1,866
Issuance of common stock under purchase agreement	40,800	1	122	—	—	123
Stock-based compensation	—	—	459	—	—	459
Net loss	—	—	—	(4,302)	—	(4,302)
Balances at September 30, 2021	7,971,476	$80	$525,217	$(302,292)	$(3,913)	$219,092

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(68,782)	$(35,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	29,719	29,244
Asset impairment, net	—	775
Stock-based compensation	2,976	1,770
Gain on disposition of assets, net	(665)	(182)
Non-cash interest expense	15,859	2,828
Non-cash loss (gain) on extinguishment of debt	46,347	(10,128)
Amortization of deferred financing costs	320	836
Amortization of Convertible Notes issuance costs and debt discount	4,310	—
Change in fair value of embedded derivative liability	4,265	—
Gain on extinguishment of derivative	(10,765)	—
Deferred income taxes	354	86
Bad debt expense (recovery)	256	(52)
Changes in operating assets and liabilities
Accounts receivable	(12,012)	(6,863)
Inventories	(291)	(40)
Prepaid expenses and other assets	2,098	1,929
Accounts payable and accrued liabilities	208	7,322
Net cash provided by (used in) operating activities	14,197	(7,703)
Cash flows from investing activities
Purchases of property, plant and equipment	(22,286)	(9,692)
Proceeds from the sale of assets	2,749	1,849
Net cash used in investing activities	(19,537)	(7,843)
Cash flows from financing activities
Proceeds from issuance of convertible debt	157,500	—
Repayments under Term Loan Facility	(139,076)	—
Borrowings under Revolving ABL Credit Facility	1,576	4,309
Repayments under Revolving ABL Credit Facility	(28)	(17)
Payment of merger consideration	(2,902)	—
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	3,038	3,859
Proceeds from issuance of common stock under purchase agreement	—	2,072
RSUs withheld for taxes	(32)	(11)
Convertible debt issuance costs	(7,230)	—
Financing costs paid under Revolving ABL Credit Facility	(266)	—
Payments for finance lease obligations	(3,814)	(2,643)
Net cash provided by financing activities	8,766	7,569
Net increase (decrease) in cash and cash equivalents	3,426	(7,977)
Cash and cash equivalents
Beginning of period	4,140	12,279
End of period	$7,566	$4,302

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,745	$6,660
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$9,015	$3,755
Additions to property, plant and equipment through finance leases	$3,250	$754
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(163)	$—
Transfer of assets from held and used to held for sale	$—	$(1,082)
Gain on extinguishment of debt	$—	$10,000
Shares issued for structuring fee	$9,163	$—

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

Market Conditions and COVID-19 Pandemic Update

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, business conditions have begun to improve rapidly which has led to improved dayrates and margins for contract drilling services. In addition, the supply for pad-optimal, super-spec rigs is finite with limited spare capacity that can be reactivated without significant cost and expense. We expect the market for our contract drilling services to continue to remain tight and for pricing and margins to continue to improve throughout the remainder of 2022 and into 2023. As a result of these improving market conditions, we also are experiencing increases in labor and other operating costs as well as the costs of capital equipment. In addition, lead times for delivery of capital equipment and services are lengthening which is causing us to bring forward investments in order to meet our planned rig reactivation schedules.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022, and natural gas prices (Henry Hub) reached a recent high of $9.85 per mmcf on August 22, 2022, however prices have fallen since those highs reaching $79.91 per barrel and $6.40 per mmcf as of September 30, 2022 due to concerns surrounding U.S. and global recessions. As of September 30, 2022, we had 18 rigs operating, with our 19th rig mobilizing for drilling operations at the end of October 2022 and our 20th rig contracted and scheduled for reactivation in the fourth quarter of 2022. Additionally, our first 200 to 300 series rig conversion will be completed during the fourth quarter of 2022.

Amendment No. 5 to the Revolving ABL Credit Facility

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement, which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated as follows:

Tier	Quarterly Average Excess Availability	Applicable Base Rate Margin	Applicable SOFR Margin
1	Greater than $26,666,666	1.50%	2.36%
2	Greater than $13,333,333 but less than or equal to $26,666,666	1.75%	2.61%
3	Less than or equal to $13,333,333	2.00%	2.86%

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

Amendment No. 1 to the 2019 Plan

On June 8, 2022, our stockholders approved an amendment to our 2019 Omnibus Incentive Plan (the “2019 Plan”) to increase the number of shares of Common Stock authorized for issuance under the 2019 Plan by 4.3 million shares (from 275,000 shares to 4,575,000 shares).

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022.

We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022.

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

ATM Distribution Agreement

In December 2021, our board of directors authorized the sale of $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings” and increased the authorization by $6.5 million in May 2022. In the first quarter of 2022, we raised gross proceeds of $3.6 million from the sale of 1,061,853 shares in this offering. We did not participate in this program in the second or third quarter of 2022. As of September 30, 2022, we have $8.8 million remaining availability under this ATM program.

2.Interim Financial Information

These unaudited consolidated financial statements include the accounts of the Company and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021. In management’s opinion, these financial statements contain all adjustments necessary for a fair statement of our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.

As we had no items of other comprehensive income in any period presented, no other components of comprehensive income is presented.

Interim results for the three and nine months ended September 30, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

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

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with ASC 815 as of March 18, 2022. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and adjusted the carrying value of the liability to fair value at each reporting period until the features underlying the instrument were exercised, redeemed, cancelled or expired. The changes in fair value were assessed quarterly and recorded in our consolidated statement of operations. After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, as of June 8, 2022, we recognized the change in fair value of the embedded derivative, $4.3 million, and extinguished the fair value of the conversion rate feature ($69.2 million) of the derivative liability on our balance sheet to stockholders’ equity, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability on our consolidated statement of operations of $10.8 million associated with the PIK interest rate feature of the derivative liability. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years. The Company is currently evaluating the provisions of the guidance.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Dayrate drilling	$45,910	$21,575	$116,421	$53,450
Mobilization	687	1,393	3,560	2,619
Reimbursables	2,451	1,032	6,208	3,237
Capital modification	92	33	255	86
Other	7	2	7	2
Total revenue	$49,147	$24,035	$126,451	$59,394

Three customers accounted for approximately 25%, 13%, and 12% of consolidated revenue for the three months ended September 30, 2022 and three customers accounted for approximately 18%, 15%, and 13% of consolidated revenue for the nine months ended September 30, 2022. Two customers accounted for approximately 27% and 10% of consolidated revenue for the three months ended September 30, 2021, and two customers accounted for approximately 25% and 12% of the consolidated revenue for the nine months ended September 30, 2021.

The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of September 30, 2022 or December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Receivables, which are included in “Accounts receivable”	$33,914	$22,167
Contract liabilities, which are included in “Accrued liabilities - deferred revenue”	$(1,227)	$(542)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue recognized that was included in contract liabilities at beginning of period	$209	$385	$542	$119
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$(1,186)	$(380)	$(1,227)	$(491)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2022	2023	2024	2025
Revenue	$1,143	$84	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.9 million and $0.6 million on our consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, contract costs increased by $1.0 million and $3.1 million, respectively, and we amortized $0.2 million and $2.8 million of contract costs, respectively. During the three and nine months ended September 30, 2021, contract costs increased by $1.1 million and $2.3 million, respectively, and we amortized $1.1 million and $1.9 million of contract costs, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$193	$234	$580	$703
Short-term lease expense	1,505	796	4,170	2,018
Variable lease expense	157	113	413	313

Finance lease expense:
Amortization of right-of-use assets	$464	$312	$1,109	$857
Interest expense on lease liabilities	92	141	305	462
Total finance lease expense	556	453	1,414	1,319
Total lease expense	$2,411	$1,596	$6,577	$4,353

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$557	$739
Operating cash flows from finance leases	$300	$458
Financing cash flows from finance leases	$3,814	$2,643

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$153	$—
Finance leases	$3,250	$754

Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Operating leases:
Other long-term assets, net	$1,111	$1,437

Accrued liabilities	$729	$693
Other long-term liabilities	569	1,036
Total operating lease liabilities	$1,298	$1,729

Finance leases:
Property, plant and equipment	$17,607	$14,989
Accumulated depreciation	(2,646)	(1,989)
Property, plant and equipment, net	$14,961	$13,000

Current portion of long-term debt	$3,302	$4,464
Long-term debt	1,745	1,305
Total finance lease liabilities	$5,047	$5,769

Weighted-average remaining lease term
Operating leases	1.8 years	2.5 years
Finance leases	1.2 years	1.3 years

Weighted-average discount rate
Operating leases	10.78%	10.84%
Finance leases	7.91%	8.64%

Maturities of lease liabilities at September 30, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$207	$1,942
2023	833	2,203
2024	390	856
2025	—	318
Total cash lease payment	1,430	5,319
Less: imputed interest	(132)	(272)
Total lease liabilities	$1,298	$5,047

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of September 30, 2022 and our Term Loan and our Revolving ABL Facility as of December 31, 2021. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying value because of the short-term nature of these instruments.

The estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility, and merger consideration payable to an affiliate are determined to be Level 3 measurements as our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. Based on our evaluation of the risk-free rate, the market yield and credit spreads on comparable company publicly traded debt issues, we used a yield of L+542 bps on the Revolving ABL Credit Facility and L+3400 bps for the Convertible Notes. The following table sets forth the estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility and merger consideration payable to an affiliate as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Revolving ABL Credit Facility	$7,806	$6,030
Term Loan Facility	$—	$140,664
Merger consideration payable to an affiliate	$—	$4,449

The fair value of the Convertible Notes was estimated as $136.2 million as of September 30, 2022. The fair value of the Convertible Notes is also determined to be a Level 3 measurement and was estimated using a binomial lattice model. The factors used to determine fair value are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility, risk-free rate, market yield and credit spreads relative to our credit rating.

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

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, as of June 8, 2022, we recognized the change in fair value of the embedded derivative, $4.3 million, and extinguished the fair value of the conversion rate feature ($69.2 million) of the derivative liability on our balance sheet to stockholders’ equity, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on our consolidated statement of operations of $10.8 million associated with the PIK interest rate feature of the derivative liability. As of December 31, 2021, we had no embedded derivative liability recorded.

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

No financial instruments were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

There were no transfers between fair value measurement levels during the first, second or third quarter of 2022.

The significant unobservable inputs used in the fair value measurement of our embedded derivative liability are a volatility rate of 58.9%, a credit spread of 3,570 basis points and a risk-free rate of 3.0%. The expected volatility is estimated based on the historical volatility of our common stock and the remaining term of the Convertible Notes of 3.7 years at June 8, 2022.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of September 30, 2022 and December 31, 2021 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid insurance	$1,259	$3,463
Prepaid other	671	575
Deferred mobilization costs	908	618
Insurance claim receivable	—	122
Other current assets	102	9
	$2,940	$4,787

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued salaries and other compensation	$5,380	$4,154
Insurance	1,102	2,523
Deferred revenues	1,227	542
Property and other taxes	2,846	2,594
Operating lease liability - current	729	693
Other	1,878	739
	$13,162	$11,245

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Convertible Notes due March 18, 2026	$170,166	$—
Revolving ABL Credit Facility due September 30, 2025	7,848	6,300
Term Loan Facility due October 1, 2023	—	135,883
Finance lease obligations	5,047	5,769
	183,061	147,952
Less: Convertible Notes issuance costs and debt discount	(43,003)	—
Less: Term Loan Facility deferred financing costs	—	(1,748)
Less: current portion of finance leases	(3,302)	(4,464)
Long-term debt	$136,756	$141,740

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-

kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of September 30, 2022.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.6 million. Issuance costs consisting of cash fees of $7.1 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of September 30, 2022 is 24.5%. For the three and nine months ended September 30, 2022, the contractual interest expense was $5.8 million and $12.7 million, respectively; the amortization of the debt discount was $1.4 million and $3.0 million, respectively; and the amortization of the issuance costs was $0.6 million and $1.3 million, respectively.

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

After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized the change in fair value of the embedded derivative, $4.3 million, and extinguished the fair value of the conversion rate feature ($69.2 million) of the derivative liability on our balance sheet to stockholders’ equity, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the

Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.

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

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility had a maturity date of October 1, 2023.

Interest under the Revolving ABL Credit Facility is determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) LIBOR with an interest period of one month, plus 1.0%, and (c) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to LIBOR for the applicable interest period plus an applicable LIBOR margin ranging from 2.0% to 2.5% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2022, the weighted-average interest rate on our borrowings was 14.70%. At September 30, 2022, the borrowing base under our Revolving ABL Credit Facility was $27.7 million, and we had $19.9 million of availability remaining of our $40.0 million commitment on that date.

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

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement, which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated as follows:

Tier	Quarterly Average Excess Availability	Applicable Base Rate Margin	Applicable SOFR Margin
1	Greater than $26,666,666	1.50%	2.36%
2	Greater than $13,333,333 but less than or equal to $26,666,666	1.75%	2.61%
3	Less than or equal to $13,333,333	2.00%	2.86%

9.Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. On June 8, 2022, an additional 4.3 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2022, approximately 1,429,059 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$1,303	$459	$2,123	$1,367
Cash-settled stock appreciation rights	470	94	853	403
Total stock-based compensation	$1,773	$553	$2,976	$1,770

No stock-based compensation was capitalized in connection with rig construction activity during the three and nine months ended September 30, 2022 or 2021.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

There were no stock options granted during the nine months ended September 30, 2022 or 2021.

A summary of stock option activity and related information for the nine months ended September 30, 2022 is as follows:

Nine Months Ended September 30, 2022
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1, 2022	27,867	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(27,867)	254.80
Outstanding at September 30, 2022	—	$—
Exercisable at September 30, 2022	—	$—

There were no options vested at September 30, 2022. There were no unvested options or unrecognized compensation cost related to outstanding stock options at September 30, 2022.

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2022, there was $0.6 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2022	26,890	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2022	26,890	$64.40

Time-based Restricted Stock Units

We have granted three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2022, there was $5.5 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	109,911	$8.50
Granted	1,526,385	4.16
Vested and converted	(78,011)	7.78
Forfeited	(2,743)	38.80
Outstanding at September 30, 2022	1,555,542	$4.22

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year, performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock. Vesting and conversion of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital (“ROIC”) as measured against ROIC performance goals determined by the compensation committee of our Board of Directors. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2022, there was unrecognized compensation cost related to unvested performance-based or market-based restricted stock unit awards totaling $29 thousand. This cost is expected to be recognized over a weighted-average period of 0.2 years.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	27,285	$24.50
Granted	—	—
Vested and converted	(3,056)	29.00
Forfeited	(13,486)	33.10
Outstanding at September 30, 2022	10,743	$12.42

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

The fair value of time-based stock-settled SARs at the valuation date was determined using the Black-Scholes-Merton model. The following assumptions were used in calculating the fair value of time-based stock-settled SARs granted during the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
Remaining term to maturity	6.8 years
Expected volatility factor	103.3%
Expected dividend yield	—%
Risk-free interest rate	3.03%

Changes to the company’s time-based stock-settled SARs during the nine months ended September 30, 2022 are as follows:

Nine Months Ended September 30, 2022
Weighted Average
Grant Date
	Stock-settled SARs	Fair Value
	(in thousands)	Per Share
Outstanding at January 1, 2022	—	$—
Granted	1,422	2.83
Vested	—	—
Forfeited/Expired	—	—
Outstanding at September 30, 2022	1,422	$2.83

As of September 30, 2022, there was $3.5 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 1.3 years.

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs granted during the nine months ended September 30, 2022 using the Monte Carlo simulation model:

Nine Months Ended
September 30, 2022
Remaining term to maturity	5.4 years
Expected volatility factor	111.3%
Expected dividend yield	—%
Risk-free interest rate	4.00%

Changes to the company’s time-based cash-settled SARs during the nine months ended September 30, 2022 are as follows:

	Nine Months Ended September 30, 2022
		Weighted Average
	Cash-settled SARs	Exercise Price
	(in thousands)	Per Share
Outstanding at January 1, 2022	2,913	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	(27)	5.73
Outstanding at September 30, 2022	2,886	$5.73
Exercisable at September 30, 2022	971	$5.73

The number of cash-settled SARs exercisable at September 30, 2022 was 1.0 million with a weighted average remaining contractual life of 5.4 years and a weighted average exercise price of $5.73 per share. As of September 30, 2022, there was $1.2 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 0.7 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of September 30, 2022, we had a total of 13,617,005 shares of common stock, $0.01 par value, outstanding. We also had 81,846 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

Basic earnings (loss) per common share (“EPS”) are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, including potential dilutive securities. When the Convertible Notes are dilutive, interest expense, net of tax, is added back to net income to calculate diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted losses per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss (numerator):	$(7,194)	$(4,302)	$(68,782)	$(35,228)
Loss per share:
Basic and diluted	$(0.53)	$(0.59)	$(5.36)	$(5.22)
Shares (denominator):
Weighted average common shares outstanding - basic	13,590	7,321	12,836	6,754
Weighted average common shares outstanding - diluted	13,590	7,321	12,836	6,754

The following numbers of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Convertible Notes	34,983	—	25,221	—
RSUs	1,566	141	1,566	141
SARs	1,422	—	1,422	—
Stock options	—	28	—	28

11.Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. We adopted this guidance on January 1, 2021 and there has been no material impact on our consolidated financial statements.

Our effective tax rate was 8.8% and (1.2)% for the three and nine months ended September 30, 2022, respectively and (0.4)% and (0.2)% for the three and nine months ended September 30, 2021.

12.Commitments and Contingencies

Purchase Commitments

As of September 30, 2022, we had outstanding purchase commitments to a number of suppliers totaling $8.7 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2022 and 2023.

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

As of September 30, 2022, our rig fleet includes 26 marketed AC powered (“AC”) rigs, plus additional idle AC rigs that require significant upgrades in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions.

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

Significant Developments

Market Conditions and COVID-19 Pandemic Update

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, business conditions have begun to improve rapidly which has led to improved dayrates and margins for contract drilling services. In addition, the supply for pad-optimal, super-spec rigs is finite with limited spare capacity that can be reactivated without significant cost and expense. We expect the market for our contract drilling services to continue to remain tight and for pricing and margins to continue to improve throughout the remainder of 2022 and into 2023. As a result of these improving market conditions, we also are experiencing increases in labor and other operating costs as well as the costs of capital equipment. In addition, lead times for delivery of capital equipment and services are lengthening which is causing us to bring forward investments in order to meet our planned rig reactivation schedules.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022, and natural gas prices (Henry Hub) reached a recent high of $9.85 per mmcf on August 22, 2022, however prices have fallen since those highs reaching $79.91 per barrel and $6.40 per mmcf as of September 30, 2022 due to concerns surrounding U.S. and global recessions. As of September 30, 2022, we had 18 rigs operating, with our 19th rig mobilizing for drilling operations at the end of October 2022 and our 20th rig contracted and scheduled for reactivation in the fourth quarter of 2022. Additionally, our first 200 to 300 series rig conversion will be completed during the fourth quarter of 2022.

Amendment No. 5 to the Revolving ABL Credit Facility

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated as follows:

Tier	Quarterly Average Excess Availability	Applicable Base Rate Margin	Applicable SOFR Margin
1	Greater than $26,666,666	1.50%	2.36%
2	Greater than $13,333,333 but less than or equal to $26,666,666	1.75%	2.61%
3	Less than or equal to $13,333,333	2.00%	2.86%

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

Amendment No. 1 to the 2019 Plan

On June 8, 2022, our stockholders approved an amendment to our 2019 Omnibus Incentive Plan (the “2019 Plan”) to increase the number of shares of Common Stock authorized for issuance under the 2019 Plan by 4.3 million shares (from 275,000 shares to 4,575,000 shares).

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreases to SOFR plus 9.5% as of September 30, 2022. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022, increasing the outstanding principal balance under the Convertible Notes to $170.2 million.

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

ATM Distribution Agreement

In December 2021, our board of directors authorized the sale of $5.9 million of common stock to be sold in transactions that are deemed to be “at-the-market offerings” and increased the authorization by $6.5 million in May 2022. In the first quarter of 2022, we raised gross proceeds of $3.6 million from the sale of 1,061,853 shares in this offering. We did not participate in this program in the second or third quarter of 2022. As of September 30, 2022, we have $8.8 million remaining availability under this ATM program.

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

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.

●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$49,147	$24,035	$126,451	$59,394
Costs and expenses
Operating costs	31,379	20,123	87,448	51,704
Selling, general and administrative	7,007	4,068	17,096	11,829
Depreciation and amortization	10,120	9,739	29,719	29,244
Asset impairment, net	—	482	—	775
Loss (gain) on disposition of assets, net	433	222	(665)	(182)
Total cost and expenses	48,939	34,634	133,598	93,370
Operating income (loss)	208	(10,599)	(7,147)	(33,976)
Interest expense	(8,098)	(3,812)	(21,005)	(11,294)
Gain (loss) on extinguishment of debt	—	10,128	(46,347)	10,128
Change in fair value of embedded derivative liability	—	—	(4,265)	—
Realized gain on extinguishment of derivative	—	—	10,765	—
Loss before income taxes	(7,890)	(4,283)	(67,999)	(35,142)
Income tax (benefit) expense	(696)	19	783	86
Net loss	$(7,194)	$(4,302)	$(68,782)	$(35,228)

Other financial and operating data
Number of marketed rigs (end of period) (1)	26	24	26	24
Rig operating days (2)	1,601	1,268	4,604	3,273
Average number of operating rigs (3)	17.4	13.8	16.9	12.0
Rig utilization (4)	70%	58%	69%	50%
Average revenue per operating day (5)	$28,646	$17,141	$25,216	$16,459
Average cost per operating day (6)	$17,305	$13,685	$16,452	$13,285
Average rig margin per operating day	$11,341	$3,456	$8,764	$3,174
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
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $3.3 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $5.5 million during the nine months ended September 30, 2022 and 2021, respectively.
(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $3.3 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $5.5 million during the nine months ended September 30, 2022 and 2021, respectively; (ii) overhead costs of $0.4 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2022 and 2021, respectively; and (iii) rig reactivation costs, inclusive of new crew training costs, of zero and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and zero and $1.4 million during the nine months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

Revenues for the three months ended September 30, 2022 were $49.1 million, representing a 104.5% increase as compared to revenues of $24.0 million for the three months ended September 30, 2021. This increase was primarily attributable to an increase in operating days resulting from the reactivation of rigs in late 2021 and first quarter of 2022 (such increase in days noted below), as well as increases in contractual dayrates driven by improving demand for our contract drilling services. Revenue per day increased by 67.1% to $28,646 during the three months ended September 30, 2022, as compared to revenue per day of $17,141 for the three months ended September 30, 2021.

Operating Costs

Operating costs for the three months ended September 30, 2022 were $31.4 million, representing a 55.9% increase as compared to operating costs of $20.1 million for the three months ended September 30, 2021. This increase was primarily attributable to an increase in operating days to 1,601 days as compared to 1,268 days in the prior year comparable quarter as well as increases in daily operating costs. Operating costs per day increased to $17,305 during the three months ended September 30, 2022, representing a 26.5% increase compared to cost per operating day of $13,685 for the three months ended September 30, 2021. This increase in cost per operating day was primarily attributable to higher personnel costs driven by a much tighter labor market compared to the prior period in 2021 as well as inflationary pressures.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2022 were $7.0 million, representing a 72.2% increase as compared to selling, general and administrative expense of $4.1 million for the three months ended September 30, 2021. This increase in selling, general and administrative expenses as compared to the prior year comparable quarter primarily relates to higher incentive compensation accruals and higher stock-based compensation expense associated primarily with awards granted in the second quarter of 2022.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022 was $10.1 million, representing a 3.9% increase compared to depreciation and amortization expense of $9.7 million for the three months ended September 30, 2021. The increase in depreciation and amortization expense is primarily the result of asset additions related to reactivated rigs in the fourth quarter of 2021 and throughout 2022.

Loss on Disposition of Assets, net

A loss on the disposition of assets totaling $0.4 million was recorded for the three months ended September 30, 2022 compared to a loss on the disposition of assets totaling $0.2 million in the prior year comparable quarter. In the current and prior year quarter, the loss related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $8.1 million for the three months ended September 30, 2022 and $3.8 million for the three months ended September 30, 2021. The increase in the current quarter interest expense primarily relates to higher interest and principal debt associated with the Convertible Notes issued on March 18, 2022, as well as non-cash amortization of debt discount and debt issuance costs associated with the Convertible Notes.

Gain on Extinguishment of Debt

A gain on extinguishment of debt totaling $10.1 million was recorded for the three months ended September 30, 2021 related to the forgiveness of our PPP Loan.

Income Tax (Benefit) Expense

Income tax benefit recorded for the three months ended September 30, 2022 amounted to $0.7 million as compared to income tax expense of $19 thousand for the three months ended September 30, 2021. Our effective tax rates for the three months ended September 30, 2022 and 2021 were 8.8% and (0.4)%, respectively.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

Revenues for the nine months ended September 30, 2022 were $126.5 million, representing a 112.9% increase as compared to revenues of $59.4 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in operating days resulting from the reactivation of rigs in late 2021 and 2022 (such increase in days noted below), as well as increases in contractual dayrates driven by improving demand for our contract drilling services. Revenue per day increased by 53.2% to $25,216 during the nine months ended September 30, 2022, as compared to revenue per day of $16,459 during the nine months ended September 30, 2021.

Operating Costs

Operating costs for the nine months ended September 30, 2022 were $87.4 million, representing a 69.1% increase as compared to operating costs of $51.7 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in operating days to 4,604 days for the nine months ended September 30, 2022 as compared to 3,273 days in the prior year comparable period as well as higher per day operating expenses. Operating costs per day increased to $16,452 during the nine months ended September 30, 2022, representing a 23.8% increase compared to cost per operating day of $13,285 for the nine months ended September 30, 2021. This increase in cost per operating day was primarily attributable to higher personnel costs driven by a much tighter labor market compared to the prior period in 2021, higher incentive compensation accruals and inflationary pressures.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $17.1 million, representing a 44.5% increase as compared to selling, general and administrative expense of $11.8 million for the nine months ended September 30, 2021. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to the reinstatement of pre-COVID salaries and benefits, higher incentive compensation accruals, and higher stock-based compensation expense associated primarily with awards granted in the second quarter of 2022.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2022 was $29.7 million, representing a 1.6% increase compared to depreciation and amortization expense of $29.2 million for the nine months ended September 30, 2021. The increase in depreciation and amortization expense is primarily the result of asset additions related to reactivated rigs in the fourth quarter of 2021 and throughout 2022.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $0.7 million was recorded for the nine months ended September 30, 2022 compared to a gain on the disposition of assets totaling $0.2 million in the prior year comparable period. In the current and prior year periods, the gains related to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $21.0 million for the nine months ended September 30, 2022 and $11.3 million for the nine months ended September 30, 2021. The increase in the current period primarily relates to higher interest rates and principal debt associated with the Convertible Notes issued on March 18, 2022, as well as non-cash amortization of debt discount and deferred financing costs associated with the Convertible Notes.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt was $46.3 million for the nine months ended September 30, 2022. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the nine months ended September 30, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan facility and the fair value of the embedded derivatives attributable to the affiliates of our prior Term loan facility. A gain on extinguishment of debt totaling $10.1 million was recorded for the nine months ended September 30, 2021 related to the forgiveness of our PPP Loan.

Change in Fair Value of Embedded Derivative Liability

We recognized a loss of $4.3 million for the nine months ended September 30, 2022 related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes and June 8, 2022. See “Embedded Derivative Liability” in Liquidity and Capital Resources.

Realized Gain on Extinguishment of Derivative

We recognized a gain of $10.8 million for the nine months ended September 30, 2022 related to the extinguishment of the variable component of the PIK interest rate feature of the derivative liability.

Income Tax Expense

Income tax expense recorded for the nine months ended September 30, 2022 amounted to $0.8 million as compared to income tax expense of $86 thousand for the nine months ended September 30, 2021. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were (1.2)% and (0.2)%, respectively.

Liquidity and Capital Resources

Our liquidity at September 30, 2022 was $27.5 million, consisting of cash on hand of $7.6 million and $19.9 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $27.7 million.

During the first nine months of 2022, cash flow from operations was positive. On January 1, 2022, we elected to PIK the $3.2 million interest payment due under our Term Loan Facility. In March 2022, we issued the Convertible Notes, which permit us to PIK interest, at our election, for the entire term of the Convertible Notes. On September 29, 2022, we elected to PIK the $12.7 million interest payment due under our Convertible Notes. During the first quarter of 2022, we continued our “at-the-market” offering process, raising an additional $3.6 million of gross proceeds and issuing an additional 1,061,853 shares. We did not participate in this program in the second or third quarter of 2022.

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

Net Cash Provided by (Used In) Operating Activities

Cash provided by operating activities was $14.2 million for the nine months ended September 30, 2022 compared to cash used in operating activities of $7.7 million for the nine months ended September 30, 2021. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt issuance costs and debt discount. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2022 were higher as a result of an increase in net loss of $33.6 million, adjusted for non-

cash items, of $93.0 million for the nine months ended September 30, 2022, which included $46.3 million of non-cash extinguishment of debt and $10.8 million gain on extinguishment of debt, compared to $25.2 million for non-cash items for the nine months ended September 30, 2021. Working capital changes decreased cash flows from operating activities by $10.0 million for the nine months ended September 30, 2022 and increased cash flows from operating activities by $2.3 million for the nine months ended September 30, 2021.

Net Cash Used In Investing Activities

Cash used in investing activities was $19.5 million for the nine months ended September 30, 2022 and $7.8 million for the nine months ended September 30, 2021. During the first nine months of 2022, cash payments of $22.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.7 million. During the 2021 period, cash payments of $9.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.8 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $8.8 million for the nine months ended September 30, 2022 and $7.6 million for the nine months ended September 30, 2021. During the first nine months of 2022, we received proceeds from borrowings under our new Convertible Notes of $157.5 million, proceeds from borrowings under our revolving credit facility of $1.6 million, and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.0 million. These proceeds were offset by repayment of our term loan of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $7.2 million, financing costs paid related to our Revolving ABL Credit Facility of $0.3 million, repayments under our revolving credit facility of $28 thousand, restricted stock units withheld for taxes paid of $32 thousand and payments for finance lease obligations of $3.8 million. During the first nine months of 2021, we received proceeds from borrowings under our revolving credit facility of $4.3 million, proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.9 million and proceeds from the issuance of common stock under the purchase agreement of $2.1 million. These proceeds were offset by repayments under our revolving credit facility of $17 thousand, restricted stock units withheld for taxes paid of $11 thousand and payments for finance lease obligations of $2.6 million.

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022. We have the right, at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest on such Convertible Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year, as well as an amount equal to capital expenditures specifically approved by both the required holder and our board of directors. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of September 30, 2022.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.6 million. Issuance costs consisting of cash fees of $7.1 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible

Notes. The effective interest rate for the Convertible Notes as of September 30, 2022 is 24.5%. For the three and nine months ended September 30, 2022, the contractual interest expense was $5.8 million and $12.7 million, respectively; the amortization of the debt discount was $1.4 million and $3.0 million, respectively; and the amortization of the issuance costs was $0.6 million and $1.3 million, respectively.

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

After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized the change in fair value of the embedded derivative, $4.3 million, and extinguished the fair value of the conversion rate feature ($69.2 million) of the derivative liability on our balance sheet to stockholders’ equity, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Note 5 “Financial Instruments and Fair Value” in Form 10-Q for the period ended September 30, 2022 for additional information.

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

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%.

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

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving Credit Agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility had a maturity date of October 1, 2023.

Interest under the Revolving ABL Credit Facility is determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) LIBOR with an interest period of one month, plus 1.0%, and (c) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to LIBOR for the applicable interest period plus an applicable LIBOR margin ranging from 2.0% to 2.5% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2022, the weighted-average interest rate on our borrowings was 14.70%. At September 30, 2022, the borrowing base under our Revolving ABL Credit Facility was $27.7 million, and we had $19.9 million of availability remaining of our $40.0 million commitment on that date.

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

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement, which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated as follows:

Tier	Quarterly Average Excess Availability	Applicable Base Rate Margin	Applicable SOFR Margin
1	Greater than $26,666,666	1.50%	2.36%
2	Greater than $13,333,333 but less than or equal to $26,666,666	1.75%	2.61%
3	Less than or equal to $13,333,333	2.00%	2.86%

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

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with ASC 815 as of March 18, 2022. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and adjusted the carrying value of the liability to fair value at each reporting period until the features underlying the instrument were exercised, redeemed, cancelled, or expired. The changes in fair value were assessed quarterly and recorded in our consolidated statement of operations. After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized the change in fair value of the embedded derivative, $4.3 million, and extinguished the fair value of the conversion rate feature ($69.2 million) of the derivative liability on our balance sheet to stockholders’ equity, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability on our consolidated statement of operations of $10.8 million associated with the PIK interest rate feature of the derivative liability. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

Interest Rate Risk

Total long-term debt at September 30, 2022 included $178.0 million of floating-rate debt attributed to borrowings at an average interest rate of 14.70%. As a result, our annual interest cost in 2022 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 16.17%) would be approximately $2.6 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2022; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

On March 18, 2022, we issued $157.5 million principal amount of Convertible Notes. We have the ability to issue up to an additional $7.5 million principal amount of Convertible Notes to holders willing to purchase such additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock at the option of the holders at any time during the term of the Convertible Notes. The effective conversion price is $4.51 per share. In addition, we have the right to PIK interest for the entire term of the Convertible Notes. The election by us to PIK interest will increase outstanding principal balance under the Convertible Notes and thus the number of shares of common stock issuable upon conversion of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022.The conversion of the Convertible Notes would result in substantial dilution in the percentage of the outstanding common stock owned by our existing stockholders.

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

10.1

First Supplemental Indenture dated July 21, 2022, by and among the Company, the Guarantor thereto, and U.S Bank Trust Company National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 27, 2022)

10.2*

Fourth Amendment, dated as of July 31, 2022, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association as Agent

10.3

Fifth Amendment, dated as of September 22, 2022, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association as Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 26, 2022)

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

Date: November 1, 2022