Form 10-K
period 2022-12-31
Independence Contract Drilling, Inc.
filed 2023-03-06
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No    ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27,149,805 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $3.13 per share as reported on the New York Stock Exchange and 8,674,059 shares held by non-affiliates).

There were 13,641,228 shares of the registrant’s common stock outstanding as of February 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10 - K.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	restrictive covenants under our debt agreements limiting our ability to conduct our operations;
●	inability to obtain consents from the holders of our convertible notes necessary to maintain operations of our drilling rigs;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	risks associated with a global pandemic that would cause a reduction in economic activity or reduction in oil and natural gas demand or prices;

●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting.

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

Our rig fleet includes 26 marketed pad-optimal, superspec AC powered (“AC”) rigs, as well as additional idle AC rigs that would require significant capital expenditures to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale; however, our rigs have previously operated in the Eagle Ford Shale, Mid-Continent and Eaglebine regions as well.

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

One method in which an E&P operator may reduce overall field development costs is through the use of a multi-well pad development program. Pad drilling involves the drilling of multiple wells from a single location, which provides benefits to the E&P company in the form of per well cost savings and accelerated cash flows as compared to non-pad developments. These cost savings result from reduced time required to move the rig between wells, centralized hydraulic fracturing operations and the efficient installation of central production facilities and pipelines. In addition, by performing drilling operations on one well with simultaneous completion operations on a second well, operators do not need to wait until drilling on the entire pad is complete to begin earning a return on their investment. Pad drilling promotes “manufacturing” efficiencies by enabling “batch” drilling, whereby an operator drills all of the wells’ surface holes as the first batch, then drills all of the intermediate sections as the second batch, and concludes with the drilling of all of the laterals as the final batch. Efficiencies are created because hole sizes change less frequently, and operators use the same mud system and tools repeatedly. We believe as operators have shifted over time to horizontal drilling, they have implemented pad drilling in order to maximize economics and optimize development plans. In order to maximize the efficiencies gained from pad drilling, a rig must be capable of moving quickly from one well to another and be able to address the complexities associated with the growing number of wells per pad. In addition to quickly moving from well to well, omni-directional walking systems are ideally suited for pad drilling because they are capable of efficiently addressing situations on a pad in which wellbores are not precisely aligned or when level variations exist on the pad, which becomes increasingly likely as pads become larger and more complex.

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

As of December 31, 2022, our backlog of term contracts with original terms of six months or more was $79.1 million, all of which is expected to be realized during 2023. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. It also does not include increases in rates for the billing of ancillary services under the contract, if such ancillary “adder” services are periodic in nature and are not expected to occur on a daily basis over the term of the contract. In addition, rigs under term contracts may realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.

Our Customers

Customers for contract drilling services in the United States include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2022, our customers representing more than 10% of our revenues were Paloma Natural Gas, LLC, Endeavor Energy Resources and Diamondback Energy, Inc.

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

On December 7, 2009, the EPA announced its findings that emissions of GHG present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climate changes. The EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources. Mandatory reporting requirements for additional regional, federal or state requirements have been imposed and additional requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our services. For example, during 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 new source performance standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking. In addition, the Inflation Reduction Act of 2022

(the “IRA”), which was signed into law in August 2022, contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. The IRA could accelerate the transition to a low carbon economy and could impose new costs on our operations. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

Human Capital

As of February 28, 2023, we had approximately 600 employees. We believe people are our greatest resource. We are committed to fostering a work environment where all people feel valued and respected. We are committed to recruiting, hiring, training and retaining the highest caliber human talent for our business by utilizing various means including outreach initiatives and partnerships with a diverse group of organizations, industry associations and networks. We require our employees to complete training annually including our commitment to a respectful workplace.

Training and mentoring of our team members are essential to the development of our employees and providing industry leading contract drilling services. Our mentoring programs are designed to assist short-service employees, especially at the floorhand level at the rig site, with adjusting to their new careers with our company and within our industry. Our training programs are designed to create core-competencies and equip our employees for advancement and promotion opportunities. Training is provided through various means including classroom, online and on-the-job training, and competencies must be demonstrated. Adherence to our training requirements and protocols is monitored for each of our field and office employees. We consider our employee relations to be good. None of our employees are represented by a union.

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

Environment

We evaluate, pursue and implement efforts to reduce impacts from our operation on air and water quality, land usage, use of energy, and reducing waste materials. For example, our drilling rigs are equipped with dual fuel engines that reduce carbon and greenhouse emissions. Our rigs also are capable of operating on utility electrical power where feasible and we have recently partnered with several operators to allow our drilling rigs to utilize this power source. All of our drilling rigs are designed to be pad optimal, which enables multi-well pad drilling which reduces the number of drilling locations required and thus the environmental impact of the operations. We track spills and employ spill prevention plans and use additional protective measures in our efforts to minimize impacts to the environment.

Social Community Engagement

By focusing on increasing employee engagement, we seek to imprint the feel of community within our employee base including their families. We utilize social media tools to help increase engagement and also promote a positive image of the Company and our industry. Annually, we participate in toy drives and other volunteer efforts to “give back” to the communities where we operate.

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

Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and natural gas prices, including, but not limited to:

●	the cost of exploring for, producing and delivering oil and natural gas;
●	the discovery and development rate of new oil and natural gas reserves, especially shale and other unconventional natural gas resources for which we market our rigs;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the levels of oil and natural gas storage;
●	the ability of oil and natural gas exploration and production companies to raise capital;
●	economic conditions in the United States and elsewhere;
●	actions by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;
●	political instability in the Middle East, Russia and other major oil and natural gas producing regions;
●	governmental regulations, sanctions and trade restrictions, both domestic and foreign;
●	domestic and foreign tax policy;

●	the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate, including, for example, takeaway constraints experienced in the Permian Basin;
●	weather conditions in the United States;
●	the pace adopted by foreign governments for the exploration, development and production of their national reserves;
●	the price of foreign imports of oil and natural gas;
●	the strength or weakness of the United States dollar;
●	the overall supply and demand for oil and natural gas; and
●	the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.

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

During 2020, OPEC and Russia (collectively “OPEC+”) instituted production cuts in order to support oil prices during the period of reduced demand caused by the COVID-19 pandemic. Recently, OPEC+ has announced modest production increases as global supply-demand fundamentals have become more normalized and oil prices have risen. Although oil prices have recovered from historic 2020 lows, the sustainability of these price levels and adherence by OPEC+ to agreed allocations remains uncertain. Because of this uncertainty, most of our exploration and production (“E&P”) customers have not significantly increased capital expenditure budgets despite substantial improvements in commodity prices. If oil prices were to fall again and remain below $70 per barrel for an extended period, we believe demand for contract drilling services would again soften over current levels, which could have a material adverse effect on our operations and financial condition.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf in August 2022, but fell to $3.52 per mmcf as of December 31, 2022 and have fallen further to a low of $2.12 as of February 21, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which we believe will result in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We intend to relocate any idle rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with one relocation already occurring as of March 1, 2023. However, there can be no assurance that we will be successful in marketing all idle Haynesville Shale rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us. Any failure to successfully remarket these rigs in the Permian Basin could have a material adverse effect on our operations and financial condition.

Any loss of large customers could have a material adverse effect on our financial condition and results of operations.

Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2022, we had rigs operating or earning revenues from 13 different customers, including one customer who had contracted five rigs, or 25%, of our contracted rigs and three customers who had contracted two each, or 10%, of our contracted rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, and we are not able to timely recontract such rigs, it could have a material adverse effect on our revenues, cash flows, and financial condition.

All of our operating rigs are operating under contracts with terms expiring during 2023. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.

Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig, and may elect to release the rig. All of our existing contracts expire during 2023. We cannot assure that a customer will continue to renew contracts as they expire or that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2022, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with an original fixed term of six months or more, was approximately $79.1 million. All of this backlog expires in 2023, which requires us to renew these expiring contracts as well as short-term contracts under which a large number of our rigs operate. Although we historically have been successful in obtaining extensions or follow on work for drilling rigs with expiring contracts, in periods of market decline or uncertainty such as the U.S. land contract drilling industry is experiencing, we cannot assure that we will obtain such renewals, or that such renewals will be on terms acceptable to us. Any failure to renew or find follow-on work for our drilling rigs with expiring contracts, could have a material adverse effect on our operations and financial condition.

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

The contract drilling industry is capital intensive. Our cash flow from operations and the continued availability of credit are subject to a number of variables, including general economic conditions, conditions in the oil and natural gas market, and more specifically, our rig utilization rates, operating margins and ability to control costs and obtain contracts in a competitive industry. Our cash flow from operations and present borrowing capacity may not be sufficient to fund our anticipated capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in the amount or at the time when needed. Any new sources of debt capital would require substantially higher interest requirements, and any new sources of equity capital could be substantially dilutive to existing shareholders. Any limitations on our access to capital or increase in the cost of that capital could significantly impair our operational strategies. Our ability to maintain our targeted credit profile could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets. If we are at any time not able to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

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

We believe we had an ownership change in April 2016, October 2018 in connection with the Sidewinder Merger, and in October 2021. In conjunction with the ownership change in October 2021, we expect to have approximately $94.8 million of NOLs expire before becoming available to be utilized by us. Currently, because we have not yet generated taxable income for federal income tax purposes, all of our NOL assets in excess of the amount that we are able to offset against other deferred tax liabilities have been reserved on our balance sheet. Subsequent ownership changes under Section 382 in the future could cause further limitations in our existing NOLs as well as NOLs generated during future periods.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the Earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and natural gas industry. During 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 new source performance standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change and was among the 195 nations that signed an international accord in December 2015 with the objective of limiting greenhouse gas emissions. The Paris Agreement (adopted at the conference) went into effect on November 4, 2016. While the U.S. withdrew from the Paris Agreement on November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. On January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices and to consider whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters to account for corresponding climate costs. Additionally, certain U.S. states and regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations and financial condition. For example, the Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. The IRA could accelerate the transition to a low carbon economy and could impose new costs on our operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

Risks Related to Our Liquidity

The conversion of the Convertible Notes issued on March 18, 2022 into shares of our common stock would result in significant dilution to our existing stockholders.

On March 18, 2022, we issued $157.5 million principal amount of Convertible Notes, and currently have $170.2 million of Convertible Notes outstanding as of December 31, 2022. We have the ability to issue up to an additional $7.5 million principal amount of Convertible Notes to holders willing to purchase such additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock at the option of the holders at any time during the term of the Convertible Notes. The effective conversion price is $4.51 per share. In addition, we have the right to pay in-kind (“PIK”) interest for the entire term of the Convertible Notes. The election by us to PIK interest will increase outstanding principal balance under the Convertible Notes and thus the number of shares of common stock issuable upon conversion of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of September 30, 2022 and have elected to pay in-kind outstanding interest that is payable on March 31, 2023. The conversion of the Convertible Notes would result in substantial dilution in the percentage of the outstanding common stock owned by our existing stockholders.

The market price of our common stock could decline as a result of the large number of shares that will become eligible for sale following conversion of the Convertible Notes.

A substantial number of additional shares of our common stock would be eligible for resale in the public market following conversion of the Convertible Notes. Current holders of our Convertible Notes may wish to dispose of some or all of their shares of common stock acquired upon conversion of the Convertible Notes. Sales of substantial numbers of shares of both the newly issued and the existing shares of our common stock in the public market following conversion of the Convertible Notes could adversely affect the market price of our shares of common stock.

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

The Primary Noteholders collectively own approximately 17% of the outstanding shares of our common stock, and collectively beneficially own approximately 29.8% of the outstanding shares of our common stock (after giving effect to permitted conversions of the Convertible Notes based on the current beneficial ownership limitations after giving effect to such conversions, including a 9.9% limitation on Glendon Capital Management, L.P. and 19.9% limitation on MSD Partners, L.P.). Accordingly, the affiliates of MSD Partners, L.P. acting alone, or the Primary Noteholders voting together, while not a group, may be able to significantly influence the outcome of many corporate transactions or other matters submitted to our stockholders for approval, including any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, such that the Primary Noteholders collectively could potentially delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. The interests of the Primary Noteholders may differ from the interests of other stockholders.

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

If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our debt facilities currently restrict our ability to dispose of assets and our use of the proceeds from such dispositions subject to certain defined exceptions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our existing debt instruments contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:

●	incur or guarantee additional indebtedness;
●	make loans to others;
●	make investments;
●	merge or consolidate with another entity;
●	transfer, lease or dispose of all or substantially all of our assets;
●	make certain payments and capital expenditures;
●	create or incur liens;
●	purchase, hold or acquire capital stock or certain other types of securities;
●	pay cash dividends;
●	enter into certain transactions with affiliates; and
●	engage in certain other transactions without the prior consent of the lenders.

Our Convertible Notes contain a covenant restricting capital expenditures to $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and have consented to $16.9 million of capital expenditures in February 2023. If were are unable to obtain consents in the future to capital expenditures necessary to operate and maintain our rigs, it would require us to reduce the number of rigs we operate, which could have a material adverse effect on our results of operations, liquidity and financial condition.

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

The borrowing base under our revolving credit facility may decline during 2023.

As of December 31, 2022, the borrowing base under our ABL Credit Facility was $33.1 million, and we had $21.3 million of availability remaining of our $40.0 million commitment on that date. We are required to maintain minimum availability under the ABL Credit Facility of $4.0 million; if not, we must maintain a minimum fixed charge coverage ratio (“FCCR”) of 1:1. During 2022, we did not maintain this minimum fixed charge coverage ratio but maintained minimum availability above $4.0 million at all times. The borrowing base under the ABL Credit Facility is calculated based upon 85% of the sum of our eligible accounts receivable. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due. If at any time our borrowing base falls below our outstanding balance under our ABL Credit Facility, and we were not able to promptly repay such deficiency, we would be required to repay to the banks any deficiency amount. In such event, if our available cash balances were not sufficient to repay such amounts, we would be required to obtain other debt or equity financing necessary to cure such deficiency, and there can be no assurance that such additional financing sources would be available to us, or available on terms acceptable to us. Any inability to timely cure any deficiency between our borrowing base and credit facility balance may have a material adverse effect on our liquidity and financial condition.

A failure of any of our lenders to honor commitments or advance funds under our existing debt instruments would have a material adverse effect on our ability to fund our operations and business strategy.

Our ABL Credit Facility limits the amounts we can borrow up to a borrowing base amount which is calculated monthly and is based on a percentage of our eligible accounts receivable. The borrowing base under our ABL Credit Facility was $33.1 million as of December 31, 2022, with lender commitments of $40.0 million.

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

Both our existing ABL Credit Facility and Convertible Notes Indenture contain a springing financial covenant requiring us to maintain an FCCR of 1:1. The FCCR is equal to adjusted EBITDA less capital expenditures divided by cash interest expense plus scheduled principal payments, cash dividends and finance lease obligations plus cash taxes paid. This covenant is only tested when excess availability under our ABL Credit Facility falls below 10% of the loan commitment.

In addition, our existing Convertible Notes Indenture contains a minimum liquidity covenant that requires us to maintain at all times at least $10 million of liquidity, which can be comprised of cash plus excess availability under our ABL Credit Facility. Our Convertible Notes Indenture also contains a covenant restricting the amount of capital expenditures we are able to incur during any particular year. Certain capital expenditures are excluded from this covenant, including expenditures funded with proceeds from equity offerings, rig reactivation capex associated with term contracts with durations of greater than one year and expected margins that exceed the amount of capital expenditures associated with the rig reactivation as well as capital expenditures specifically consented to by the Noteholders under the Convertible Notes Indenture.

Our compliance with each of these covenants depends significantly upon our level of cash flows, which are based upon factors such as future dayrates and rig utilization that are difficult to predict based upon the cyclical nature of our industry. In addition, compliance with the capital expenditures under our Convertible Notes Indenture may require us to obtain consents from our Noteholders in order to maintain our rigs or invest in rig upgrades or additional rig reactivations. If we are not able to receive such consents, we could be required to reduce our operating rig count or forgo investments in rig reactivations and rig improvements.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. Our debt carries a floating rate of interest linked to various indices, including SOFR. A change in indices, resulting in interest rate increases on our debt could adversely affect our cash flow and operating results. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for capital expenditures and place us at a competitive disadvantage. For example, total long-term debt as of December 31, 2022 included $182.0 million of floating-rate debt attributed to borrowings at an average interest rate of 13.30%, and the impact on annual cash flow of a 10% change in the floating-rate (approximately 14.63%) would be approximately $2.4 million annually based on the floating-rate debt and other obligations outstanding as of December 31, 2022; however, there are no assurances that possible rate changes would be limited to such amounts. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our desired growth and operating results.

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

General Risk Factors

The COVID-19 pandemic and related economic repercussions had a significant impact on our business, results of operations and financial condition, and future outbreaks from COVID-19 or other pandemics could have a material adverse effect on our business, liquidity, results of operations and financial condition.

The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19 resulted in a decline in demand for oil and natural gas in 2020 and early 2021. This had a material negative impact on our business, causing our operating rig count to fall to as low as three rigs in August 2020 and resulting in our reporting negative cash flows from operations in the first quarter of 2021 through the first quarter of 2022. Since early 2021, the distribution of COVID-19 vaccines progressed, many government-imposed restrictions were relaxed or rescinded, and the global oil and gas market and our business have recovered and significantly improved. However, if future COVID-19 outbreaks or other pandemics occur, they could create risks and uncertainties outside of our control which could have a material adverse effect on our liquidity, results of operations and financial condition.

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, disruption of our customers’ business operations and safety procedures, loss or damage to our worksite data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events. Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks.

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

Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. Including the Galayda facility, we currently have six such field locations.

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

Holders of Record

As of February 28, 2023, there were approximately 20 record holders of our common stock as listed by our transfer agent’s records. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, we withheld shares of our common stock to satisfy tax withholding obligations in connection with the vesting of certain stock awards. These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to repurchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2022.

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under the Program (1)
October 1 — October 31	—	$—	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	3,246	$2.95	—	$—
Total	3,246	$2.95	—	$—

(1)	We do not have a share repurchase program authorized by the board of directors.

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

Discussions of matters pertaining to the year ended December 31, 2020 and year-to-year comparisons between the years ended December 31, 2021 and 2020 are not included in this Form 10-K, but can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed on March 15, 2022.

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs.

Our rig fleet includes 26 marketed AC powered (“AC”) rigs, as well as additional idle AC rigs that would require significant capital expenditures to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions. Our first rig began drilling in May 2012.

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

Significant Developments

Market Conditions

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, during 2022, business conditions began to improve rapidly, which has led to improved dayrates and margins for contract drilling services. In addition, the supply for pad-optimal, super-spec rigs is finite with limited spare capacity that can be reactivated without significant cost and expense.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs, reaching $76.28 per barrel as of February 21, 2023. We believe demand for our rigs in basins where drilling is directed towards oil, such as the Permian Basin, will remain strong.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf in August 2022, but fell to $3.52 per mmcf as of December 31, 2022 and have fallen further to a low of $2.12 per mmcf as of February 21, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which we believe will result in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We intend to relocate these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with one relocation already occurring as of March 1, 2023. However, there can be no assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $170.2 million of Convertible Notes outstanding as of December 31, 2022. Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes had an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022.

We have the right, at our option, to PIK Convertible Note interest for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of that date. We have accrued $5.8 million of interest related to the Convertible Notes as of December 31, 2022. The next interest due date is March 31, 2023 and we have elected to pay this interest in-kind when due on March 31, 2023. As the PIK interest due as of March 31, 2023 will result in the issuance of additional Convertible Notes, we have classified the accrued interest as of December 31, 2022 as “Other Long-Term Liabilities” on our consolidated balance sheet.

The effective conversion price of the Convertible Notes is $4.51 per share (221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes). We may issue up to $7.5 million of additional Convertible Notes. We may convert all Convertible Notes (including PIK notes) in connection with a Qualified Merger Conversion (as defined in the Indenture) and may issue additional shares of our common stock to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion price. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. See Note 8 “Long-term Debt” for additional information.

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

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with ASC 815 as of March 18, 2022. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and adjusted the carrying value of the liability to fair value at each reporting period until the features underlying the instrument were exercised, redeemed, cancelled or expired. The changes in fair value were assessed quarterly and recorded in our consolidated statement of operations. After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held

June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized a loss of $4.3 million for the change in fair value of the embedded derivative, and reclassified to stockholders’ equity $69.2 million representing the fair value of the conversion rate feature derivative liability on our balance sheet, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

Asset Impairment, net and Assets Held for Sale

During the fourth quarter of 2022, we impaired certain drilling equipment that was designated held for sale as of December 31, 2022. Accordingly, we impaired the drilling equipment to fair market value less cost to sell, recorded asset impairment expense of $0.4 million in our consolidated statements of operations and recorded $0.3 million of assets held for sale on our consolidated balance sheet as of December 31, 2022.

During 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the third quarter of 2021, we initiated a plan to sell miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million in our consolidated statements of operations and recorded assets held for sale of $50.0 thousand on our consolidated balance sheet. These assets were sold in the fourth quarter of 2021.

Amendment No. 5 to the Revolving ABL Credit Facility

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement, which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated.

Certificate of Amendment to the Restated Certificate of Incorporation

On June 8, 2022, we filed a certificate of amendment to our Restated Certificate of Incorporation (the “Charter Amendment”) with the Delaware Secretary of State. The Charter Amendment increased the number of authorized shares of our common stock, par value $0.01 per share from 50 million shares to 250 million shares. The Charter Amendment did not change the number of authorized shares of our preferred stock or the par value per share of any stock.

Amendment No. 1 to the 2019 Plan

On June 8, 2022, our stockholders approved an amendment to our 2019 Omnibus Incentive Plan (the “2019 Plan”) to increase the number of shares of our common stock authorized for issuance under the 2019 Plan by 4.3 million shares (from 275,000 shares to 4,575,000 shares).

ATM Offering

In conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of $5.9 million and $6.5 million in December 2021 and May 2022, respectively, of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We sold shares under this program during the first quarter of 2022 and raised gross proceeds of $3.6 million. We did not participate in this program in the second, third or fourth quarter of 2022. As of December 31, 2022, we have $8.8 million remaining availability under this ATM program.

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

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including "near miss" reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the total amount of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and certain other costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the years ended December 31, 2022 and 2021:

	Year Ended
(In thousands, except per share data)	2022	2021
Revenues	$186,710	$87,955
Costs and expenses
Operating costs	123,399	75,751
Selling, general and administrative	24,809	15,699
Depreciation and amortization	40,443	38,915
Asset impairment, net	350	800
Gain on disposition of assets, net	(196)	(245)
Other expense	—	150
Total cost and expenses	188,805	131,070
Operating loss	(2,095)	(43,115)
Interest expense	(29,575)	(15,193)
(Loss) gain on extinguishment of debt	(46,347)	10,128
Change in fair value of embedded derivative liability	(4,265)	—
Realized gain on extinguishment of derivative	10,765	—
Loss before income taxes	(71,517)	(48,180)
Income tax (benefit) expense	(6,196)	18,532
Net loss	$(65,321)	$(66,712)

Other financial and operating data
Number of marketed rigs (end of period) (1)	26	24
Rig operating days (2)	6,308	4,651
Average number of operating rigs (3)	17.3	12.7
Rig utilization (4)	70%	53%
Average revenue per operating day (5)	$27,258	$17,224
Average cost per operating day (6)	$16,940	$13,943
Average rig margin per operating day	$10,318	$3,281
Oil price per Bbl (7) (end of year)	$80.16	$75.33
Natural gas price per Mcf (8) (end of year)	$3.52	$3.82

(1)	Marketed rigs exclude idle rigs that will not be reactivated until upgrades or conversions are complete or market conditions substantially improve.
(2)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned.
(3)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(4)	Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(5)	Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $14.8 million and $7.8 million during the years ended December 31, 2022 and 2021, respectively.

(6)	Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $14.8 million and $7.8 million during the years ended December 31, 2022 and 2021, respectively, (ii) overhead costs of $1.8 million and $1.6 million during the years ended years ended December 31, 2022 and 2021, respectively, and (iii) rig reactivation costs, inclusive of new crew training costs, of zero and $1.4 million during the years ended December 31, 2022 and 2021, respectively.
(7)	WTI spot price as reported by the United States Energy Information Administration.
(8)	Henry Hub spot price as reported by the United States Energy Information Administration.

Comparison of the years ended December 31, 2022 and 2021

Revenues

Revenues for the year ended December 31, 2022 were $186.7 million, representing a 112.3% increase over revenues of $88.0 million for the year ended December 31, 2021. This increase was attributable to an increase in operating days resulting from the reactivation of rigs in late 2021 and 2022 (such increase in days noted below), as well as increases in contractual dayrates driven by improving demand for our contract drilling services. Revenue per day increased by 58.3% to $27,258 during 2022 compared to revenue per day of $17,224 during 2021 as a result of increases in contractual dayrates and improved demand in 2022.

Operating Costs

Operating costs for the year ended December 31, 2022 were $123.4 million, representing a 62.9% increase over operating costs for the year ended December 31, 2021 of $75.8 million. This increase was primarily attributable to an increase in operating days to 6,308 days as compared to 4,651 days in 2021 as well as higher per day operating expenses. Operating cost per day increased to $16,940 during 2022, representing a 21.5% increase compared to cost per day of $13,943 during 2021. This increase in cost per day was primarily attributable to higher personnel costs, driven by a much tighter labor market compared to 2021, higher incentive compensation expense as well as inflationary pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $24.8 million, representing a 58.0% increase over selling, general and administrative expenses for the year ended December 31, 2021 of $15.7 million. This increase was primarily related to the reinstatement of pre-COVID salaries and benefits, higher incentive compensation expense and higher stock-based compensation expense associated primarily with awards granted in the second quarter of 2022.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2022 was $40.4 million, representing a 3.9% increase compared to $38.9 million for the year ended December 31, 2021. This increase was primarily the result of asset additions related to reactivated rigs in 2021 and 2022.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $0.2 million and $0.2 million was recorded for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the gain on disposition of assets relates to the sale of certain drilling equipment of $1.5 million offset by a loss of $1.3 million on the write-off of certain assets related to overhauls performed during the year. For the year ended December 31, 2021, the gain relates primarily to the sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $29.6 million for the year ended December 31, 2022, compared to $15.2 million for the year ended December 31, 2021. The increase in the current year interest expense is attributable to higher interest rates and principal debt associated with the Convertible Notes issued on March 18, 2022, as well as non-cash amortization of debt discount and deferred financing costs associated with the Convertible Notes.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt was $46.3 million for the December 31, 2022. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, we recognized a non-cash loss on the extinguishment of debt of approximately $46.3 million associated with non-cash fees settled in shares and the fair value of the embedded derivatives attributable to the affiliates of our prior Term Loan Facility and the recognition of previously unamortized debt issuance costs.

A gain on extinguishment of debt totaling $10.1 million was recorded for the year ended December 31, 2021 related to the forgiveness of our PPP Loan.

Change in Fair Value of Embedded Derivative Liability

We recognized a loss of $4.3 million for the year ended December 31, 2022 related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes, March 18, 2022, and the date they were extinguished, June 8, 2022. See Note 8 “Embedded Derivative Liability” in the accompanying consolidated financial statements.

Realized Gain on Extinguishment of Derivative

We recognized a gain of $10.8 million for the year ended December 31, 2022 related to the extinguishment of the variable component of the PIK interest rate feature of the derivative liability. See Note 8 “Embedded Derivative Liability” in the accompanying consolidated financial statements.

Income Tax (Benefit) Expense

Income tax benefit for the year ended December 31, 2022 amounted to $6.2 million compared to income tax expense of $18.5 million for the year ended December 31, 2021. The effective tax rate was 8.7% for the year ended 2022 compared to negative 38.5% for the year ended 2021. The tax benefit for 2022 primarily relates to non-cash charges related to the creation of deferred tax assets in 2022 (net operating losses and interest limitation carryforwards) with the ability to offset deferred tax liabilities. Tax expenses for 2021 primarily related to non-cash charges related to the inability to utilize net operating loss (“NOL”) deferred tax assets to offset deferred tax liabilities due to an IRC Section 382 ownership change that occurred in October 2021 and the limitations therefrom placed upon the NOLs. See Note 9 “Income Taxes” in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our liquidity as of December 31, 2022 was $26.6 million, consisting of cash on hand of $5.3 million and $21.3 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $33.1 million.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, working capital and general corporate purposes.

Cash flow from operations was positive during 2022. On January 1, 2022, we elected to PIK the $3.2 million interest payment due under our Term Loan Facility. On September 29, 2022, we elected to PIK the $12.7 million interest payment due under our Convertible Notes. We have the right, at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We continued our “at-the-market” offering process, raising an additional $3.6 million of gross proceeds and issuing an additional 1,061,853 shares.

We currently believe that cash generated from current operations, the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months and periods subsequent to such.

You should read "Item 1A Risk Factors" in particular, "Risks Related to Our Liquidity", for additional information regarding risks surrounding our operations and financial liquidity.

Contractual Obligations

As of December 31, 2022, we had contractual obligations as described below.

Our obligations include "off-balance sheet arrangements" whereby the liabilities associated with unconditional purchase obligations are not fully reflected in our consolidated balance sheets.

(in thousands)	2023	2024	2025	2026	Total
Convertible Notes	$—	$—	$—	$170,166	$170,166
Interest on Convertible Notes	—	—	—	75,238	75,238
ABL Credit Facility	—	—	11,811	—	11,811
Interest on ABL Credit Facility	1,108	1,111	828	—	3,047
Finance leases	2,743	1,110	549	—	4,402
Purchase obligations	7,583	—	—	—	7,583
Total contractual obligations	$11,434	$2,221	$13,188	$245,404	$272,247

Our long-term debt as of December 31, 2022 consisted of amounts due under our Convertible Notes, our ABL Credit Facility and finance leases (as defined and further described below). Interest is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2022. Interest payment obligations on our Convertible Notes were estimated based on the 13.6% interest rate that was in effect December 31, 2022, and the principal balance of $170.2 million as of December 31, 2022, and assuming repayment of the outstanding balance occurs on March 18, 2026. Interest payment obligations on our ABL Credit Facility were estimated based on the 9.25% interest rate that was in effect as of December 31, 2022, and the principal balance of $11.8 million as of December 31, 2022, and assuming repayment of the outstanding balance occurs on September 30, 2025. Additionally included in our contractual obligations are finance leases on vehicles and certain drilling equipment. These leases generally have a term of 36 months and are paid monthly.

Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $0.9 million that could be forfeited if we were to cancel these orders.

Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$28,577	$(9,579)
Net cash used in investing activities	(38,304)	(14,378)
Net cash provided by financing activities	10,913	15,818
Net increase (decrease) in cash and cash equivalents	$1,186	$(8,139)

Net Cash Provided By (Used In) Operating Activities

Cash provided by operating activities was $28.6 million for the year ended December 31, 2022 compared to cash used in operating activities of $9.6 million for the year ended December 31, 2021. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes and amortization of debt issuance costs and debt discount. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2022 were higher as a result of a decrease in net loss of $1.4 million, adjusted for non-cash items of $101.5 million, compared to $57.1 million in 2021. Additionally, working capital changes that decreased cash flows from operating activities were $7.6 million in 2022 compared to de minimis working capital changes that increased cash flows from operating activities in 2021.

Net Cash Used In Investing Activities

Cash used in investing activities was $38.3 million for the year ended December 31, 2022 compared to $14.4 million for the year ended December 31, 2021. Our primary investing activities in 2022 related to rig reactivations and maintenance capital expenditures. Cash payments of $43.0 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $4.6 million and proceeds from insurance claims of $0.2 million. Cash payments during 2022 included approximately $4.5 million associated with equipment purchased in 2021. During 2021, cash payments of $16.4 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.0 million.

Net Cash Provided By Financing Activities

Cash provided by financing activities was $10.9 million for the year ended December 31, 2022 compared to cash provided by financing activities of $15.8 million for the year ended December 31, 2021. During 2022, we received proceeds from our Convertible Notes of $157.5 million, proceeds from borrowings under our Revolving ABL Credit Facility of $5.6 million and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs, of $3.0 million offset by repayment of our Term Loan Facility of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $7.0 million, financing costs paid related to our Revolving ABL Credit Facility of $0.3 million, repayments under our Revolving ABL Credit Facility of $0.1 million, restricted stock units withheld for taxes paid of $10.0 thousand, the purchase of treasury stock of $10.0 thousand and payments for finance lease obligations of $5.8 million.

During 2021, we received proceeds from borrowings under our Revolving ABL Credit Facility of $6.3 million, proceeds from the issuance of common stock through our ATM transaction, net of issuance costs, of $9.0 million and proceeds from the issuance of common stock under our equity line of credit purchase agreement of $4.2 million offset by restricted stock units withheld for taxes paid of $14.0 thousand, the purchase of treasury stock of $10.0 thousand, financing costs paid of $64.0 thousand and payments for finance lease obligations of $3.6 million.

Long-term Debt

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $170.2 million of Convertible Notes outstanding as of December 31, 2022. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes had an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of that date. We have accrued $5.8 million of interest related to the Convertible Notes as of December 31, 2022. The next interest due date is March 31, 2023 and we have elected to pay this interest in-kind when due on March 31, 2023. As the PIK interest due as of March 31, 2023 will result in the issuance of additional Convertible Notes, we have classified the accrued interest as of December 31, 2022 as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and have consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of December 31, 2022.

On February 24, 2023, we entered into a Second Supplemental Indenture relating to our Convertible Notes. The Second Supplemental Indenture (i) amends the Indenture to permit notice communications to a noteholder to be provided electronically at the election of a noteholder, (ii) amends the definition of “Redemption Multiplier” with respect to any Redemption Date from 1.04 to 1.08 and (iii) amends Section 3.08 and Schedule 3.08 of the Indenture to clarify procedures and obligations with respect to the information sharing requirements under the Indenture. The Second Supplemental Indenture was entered into in connection with a consent from the Required Holders regarding an increase in the Capex Adjustment under the Indenture for fiscal year 2023 in an amount equal to $16.9 million. Such consent was given pursuant to Section 3.39 of the Indenture and relates to capital expenditures committed to during 2023 for (i) planned maintenance capital expenditures and other miscellaneous items, (ii) tubular purchases and modifications, and (iii) completion costs relating to reactivation of our 21st drilling rig.

Upon a Qualified Merger (defined below), we may elect to convert all, but not less than all, of the Convertible Notes at a Conversion Rate equal to our Conversion Rate on the date on which the relevant “Qualified Merger” is consummated (a “Qualified Merger Conversion”), so long as the “MOIC Condition” is satisfied with respect to such potential Qualified Merger Conversion. A “Qualified Merger” means a Common Stock Change Event consolidation, merger, combination or binding or statutory share exchange of the Company with a Qualified Acquirer. A “Qualified Merger Conversion Date” means the date on which the relevant Qualified Merger is consummated. A “Qualified Acquirer” means any entity that (i) has its common equity listed on the New York Stock Exchange, the NYSE

American, Nasdaq Global Market or Nasdaq Global Select Market, or Toronto Stock Exchange, (ii) has an aggregate equity market capitalization of at least $350 million, and (iii) has a “public float” (as defined in Rule 12b-2 under the Securities Act of 1933) of at least $250 million in each case, as determined by the calculation agent based on the last reported sale price of such common equity on date of the signing of the definitive agreement in respect of the relevant Common Stock Change Event. A “Common Stock Change Event” means the occurrence of any: (i) recapitalization, reclassification or change of our common stock (other than (x) changes solely resulting from a subdivision or combination of the common stock, (y) a change only in par value or from par value to no par value or no par value to par value and (z) stock splits and stock combinations that do not involve the issuance of any other series or class of securities); (ii) consolidation, merger, combination or binding or statutory share exchange involving us; (iii) sale, lease or other transfer of all or substantially all of the assets of ours and our Subsidiaries, taken as a whole, to any person; or (iv) other similar event, and, as a result of which, the common stock is converted into, or is exchanged for, or represents solely the right to receive, other securities, cash or other property, or any combination of the foregoing. A “Company Conversion Rate” means, in respect of any Qualified Merger, the greater of (a) the relevant Conversion Rate, (b) $1,000 divided by our Conversion VWAP, and (c) the lowest rate that would cause the MOIC Condition to be satisfied with respect to the related Qualified Merger Conversion. A “Company Conversion VWAP” means, in respect of any Qualified Merger, the average of daily VWAP over the five (5) VWAP Trading Days prior to the earlier of signing or public announcement (by any party, and whether formal or informal, including for the avoidance of doubt any media reports thereof) of a definitive agreement in respect of such Qualified Merger as calculated by the Calculation Agent. The “MOIC Condition” means, with respect to any potential Qualified Merger Conversion, MOIC is greater than or equal to the MOIC Required Level. The “MOIC Required Level” means $1,350. “MOIC” means, with respect to any potential Qualified Merger Conversion, an amount determined by the Calculation Agent equal to the aggregate return on a hypothetical Note with $1,000 face amount, issued on the Issue Date, from the Issue Date through the potential Qualified Merger Conversion Date, including (x) the aggregate amount of any cash interest paid on such hypothetical Note from the Issue Date through the potential Qualified Merger Conversion Date, (y) the aggregate fair market value of any Conversion Consideration that would be received by the Holder of such hypothetical Note on the relevant Qualified Merger Conversion Date and (z) the aggregate fair market value of any Conversion Consideration that would be received on the relevant Qualified Merger Conversion Date by the Holder of any PIK Notes issued in respect of (or the relevant increase in value of) such hypothetical Note.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of December 31, 2022 is 22.1%. For the year ended December 31, 2022, the contractual interest expense was $18.5 million; the amortization of the debt discount was $4.9 million; and the amortization of the issuance costs was $1.8 million.

Embedded Derivative Liability

The Convertible Notes contained the following embedded features upon issuance (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features met all three criteria in ASC 815-15-25-1 and therefore required bifurcation. Accordingly, as of the Convertible Notes issuance date, we recorded a derivative liability representing the increase in the conversion rate feature and the decrease in PIK interest feature. The derivative liability was presented as a non-current liability in our consolidated balance sheet and was adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations.

After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized a loss of $4.3 million for the change in fair value of the embedded derivative, and reclassified to stockholders’ equity $69.2 million representing the fair value of the conversion rate feature derivative liability on our balance sheet, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

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

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%. For the years ended December 31, 2022 and 2021, we elected to PIK interest of $3.2 million and $5.9 million, respectively, which increased our Term Loan balance accordingly.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of September 30, 2025.

Interest under the Revolving ABL Credit Facility is determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the floor, or 0.0%, (b) the federal funds effective rate plus 0.05%, (c) term SOFR for a one month tenor plus 1.0% based on availability and (d) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to SOFR for the applicable interest period plus an applicable SOFR margin ranging from 2.36% to 2.86% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2022, the weighted-average interest rate on our borrowings was 13.30%. As of December 31, 2022, the borrowing base under our Revolving ABL Credit Facility was $33.1 million, and we had $21.3 million of availability remaining of our $40.0 million commitment on that date.

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

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost less accumulated depreciation. All property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to 39 years. Our determination of the useful lives and salvage value of property and equipment requires us to make various assumptions when the assets are acquired or placed into service that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance. Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors including technological advances that impact oil and gas drilling, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets. We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs. The cost of maintenance and repairs are expensed as incurred. Major overhauls and upgrades are capitalized and depreciated over their remaining useful life.

We review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. The estimates of future undiscounted cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. If the carrying value of such assets is less than the estimated undiscounted cash flow, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their estimated fair value. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect the impairment charge.

Asset impairment expense was $0.4 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The amount of income taxes we record requires interpretations of complex rules and regulations of federal and state tax jurisdictions. We use the asset and liability method of accounting for income taxes. Under this method, we record deferred income taxes based upon differences between the financial reporting basis and tax basis of assets and liabilities, and use enacted tax rates and laws that we expect will be in effect when we realize those assets or settle those liabilities. We review deferred tax assets for a valuation allowance based upon management’s estimates of whether it is more likely than not that a portion of the deferred tax asset will be fully realized in a future period. Estimates of future taxable income are used to determine the ability to utilize NOL carryforwards, which make up a significant amount of our deferred tax assets.

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

The accruals for deferred tax assets and liabilities are often based on uncertain tax positions and assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. As of December 31, 2022, our uncertain tax positions were zero; however, material changes to our income tax accruals may occur in the future should we incur any audits or changes in legislation.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance will result in additional disclosures relating to our supplier financing programs and related obligations.

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

Interest Rate Risk

Total long-term debt as of December 31, 2022 included $182.0 million of floating-rate debt attributed to borrowings at an average interest rate of 13.30%. As a result, our annual interest cost in 2022 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 14.63%) would be approximately $2.4 million annually based on the floating-rate debt and other obligations outstanding as of December 31, 2022; however, there are no assurances that possible rate changes would be limited to such amounts.

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

In addition, if oil and natural gas prices decline, companies that planned to finance exploration, development or production projects through the capital markets may be forced to curtail, reduce, postpone or delay drilling activities even further, and also may experience an inability to pay suppliers. Adverse conditions in the global economic environment could also impact our vendors’ and suppliers’ ability to meet obligations to provide materials and services in general. If any of the foregoing were to occur, or if market conditions were depressed for a prolonged period of time, it could have a material adverse effect on our business and financial results and our ability to timely and successfully implement our growth strategy.

Our business, operating results and financial conditions are subject to various risks outlined in our Current Reports on Form 10-Q under Part II, Section 1a “Risk Factors,” as well as the risk factors outlined in this Annual Report on Form 10-K under Part I, Item 1a “Risk Factors.”

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

Board of Directors and Stockholders

Independence Contract Drilling, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Debt with Embedded Derivatives

As described in Note 2 and Note 8 of the consolidated financial statements, on March 18, 2022, the Company issued $157.5 million in aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”). The Company concluded that the Convertible Notes contained certain features that qualified as embedded derivatives and required bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The fair value of the embedded derivatives was approximately $75.7 million at the time of issuance and were recorded as a derivative liability on the Company’s consolidated balance sheet.

We identified the valuation of the Convertible Senior Notes and embedded derivatives as a critical audit matter because of the complexity of the valuation models and the judgements made by management in estimating the fair value of the Convertible Senior Notes and embedded derivatives. The valuation models used in determining the fair value of the Convertible Senior Notes and embedded derivatives include inputs subject to management's judgment. Specifically, management’s estimate of equity volatility and the credit adjusted spread. This required subjective auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Testing the accuracy of the key inputs used by management in the valuation by comparing to the debt agreement and share price.
•

Utilizing personnel with specialized skills and knowledge in valuation approaches and methodologies to assist in: (i) assessing the appropriateness of the methodology used in estimating the fair value of the Convertible Senior Notes and embedded derivatives; (ii) evaluating the reasonableness of certain significant assumptions, such as estimates of equity volatility and the credit adjusted spread; and (iii) performing sensitivity tests to determine the impact of changes to certain of the assumptions used to the concluded value determined by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Houston, Texas

March 6, 2023

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$5,326	$4,140
Accounts receivable	39,775	22,211
Inventories	1,508	1,171
Assets held for sale	325	—
Prepaid expenses and other current assets	4,736	4,787
Total current assets	51,670	32,309
Property, plant and equipment, net	376,084	362,346
Other long-term assets, net	1,960	2,449
Total assets	$429,714	$397,104
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$2,485	$4,464
Accounts payable	31,946	15,304
Accrued liabilities	17,608	15,617
Merger consideration payable to an affiliate	—	2,902
Total current liabilities	52,039	38,287
Long-term debt	143,223	141,740
Deferred income taxes, net	12,266	19,037
Other long-term liabilities	7,474	2,811
Total liabilities	215,002	201,875
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 13,698,851 and 10,287,931 shares issued, respectively, and 13,613,759 and 10,206,085 shares outstanding, respectively	136	102
Additional paid-in capital	617,606	532,826
Accumulated deficit	(399,097)	(333,776)
Treasury stock, at cost, 85,092 shares and 81,846 shares, respectively	(3,933)	(3,923)
Total stockholders’ equity	214,712	195,229
Total liabilities and stockholders’ equity	$429,714	$397,104

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$186,710	$87,955
Costs and expenses
Operating costs	123,399	75,751
Selling, general and administrative	24,809	15,699
Depreciation and amortization	40,443	38,915
Asset impairment, net	350	800
Gain on disposition of assets, net	(196)	(245)
Other expense	—	150
Total costs and expenses	188,805	131,070
Operating loss	(2,095)	(43,115)
Interest expense	(29,575)	(15,193)
(Loss) gain on extinguishment of debt	(46,347)	10,128
Change in fair value of embedded derivative liability	(4,265)	—
Realized gain on extinguishment of derivative	10,765	—
Loss before income taxes	(71,517)	(48,180)
Income tax (benefit) expense	(6,196)	18,532
Net loss	$(65,321)	$(66,712)
Loss per share:
Basic and diluted	$(5.01)	$(8.89)
Weighted average number of common shares outstanding:
Basic and diluted	13,026	7,507

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2020	6,175,818	$62	$517,948	$(267,064)	$(3,913)	$247,033
RSUs vested, net of shares withheld for taxes	28,611	—	(14)	—	—	(14)
Purchase of treasury stock	(3,268)	—	—	—	(10)	(10)
Issuance of common stock through at-the-market facility, net of offering costs	2,860,924	29	8,940	—	—	8,969
Issuance of common stock under purchase agreement	1,144,000	11	4,228	—	—	4,239
Stock-based compensation	—	—	1,724	—	—	1,724
Net loss	—	—	—	(66,712)	—	(66,712)
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(10)	—	—	(9)
Purchase of treasury stock	(3,246)	—	—	—	(10)	(10)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,028	—	—	3,038
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Extinguishment of derivative	—	—	69,232	—	—	69,232
Stock-based compensation	—	—	3,390	—	—	3,390
Net loss	—	—	—	(65,321)	—	(65,321)
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(65,321)	$(66,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	40,443	38,915
Asset impairment, net	350	800
Stock-based compensation	4,644	2,295
Gain on disposition of assets, net	(196)	(245)
Non-cash interest expense	15,859	5,883
Non-cash loss (gain) on extinguishment of debt	46,347	(10,128)
Amortization of deferred financing costs	346	1,115
Amortization of Convertible Notes issuance costs and debt discount	6,714	—
Change in fair value of embedded derivative liability	4,265	—
Gain on extinguishment of derivative	(10,765)	—
Deferred income taxes	(6,771)	18,532
Bad debt expense (recovery)	256	(52)
Changes in operating assets and liabilities
Accounts receivable	(17,820)	(12,136)
Inventories	(365)	(133)
Prepaid expenses and other assets	266	57
Accounts payable and accrued liabilities	10,325	12,230
Net cash provided by (used in) operating activities	28,577	(9,579)
Cash flows from investing activities
Purchases of property, plant and equipment	(43,047)	(16,415)
Proceeds from the sale of assets	4,552	2,037
Proceeds from insurance claims	191	—
Net cash used in investing activities	(38,304)	(14,378)
Cash flows from financing activities
Proceeds from issuance of convertible debt	157,500	—
Repayments under Term Loan Facility	(139,076)	—
Borrowings under Revolving ABL Credit Facility	5,589	6,309
Repayments under Revolving ABL Credit Facility	(78)	(17)
Payment of merger consideration	(2,902)	—
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	3,038	8,969
Proceeds from issuance of common stock under purchase agreement	—	4,239
Purchase of treasury stock	(10)	(10)
RSUs withheld for taxes	(10)	(14)
Convertible debt issuance costs	(6,986)	—
Financing costs paid under Term Loan Facility	—	(64)
Financing costs paid under Revolving ABL Credit Facility	(341)	—
Payments for finance lease obligations	(5,811)	(3,594)
Net cash provided by financing activities	10,913	15,818
Net increase (decrease) in cash and cash equivalents	1,186	(8,139)
Cash and cash equivalents
Beginning of year	4,140	12,279
End of year	$5,326	$4,140

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

Market Conditions

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, during 2022, business conditions began to improve rapidly, which has led to improved dayrates and margins for contract drilling services. In addition, the supply for pad-optimal, super-spec rigs is finite with limited spare capacity that can be reactivated without significant cost and expense.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs, reaching $76.28 per barrel as of February 21, 2023.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf in August 2022, but fell to $3.52 per mmcf as of December 31, 2022 and have fallen further to a low of $2.12 per mmcf as of February 21, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which we believe will result in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We intend to relocate these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with one relocation already occurring as of March 1, 2023. However, there can be no assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

Convertible Notes

On March 18, 2022, we issued $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $170.2 million of Convertible Notes outstanding as of December 31, 2022. Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay merger consideration payable with associated accrued interest to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. The Convertible Notes mature on March 18, 2026. The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022.

We have the right at our option, to PIK Convertible Note interest for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of that date. We have accrued $5.8 million of interest related to the Convertible Notes as of December 31, 2022. The next interest due date is March 31, 2023 and we have elected to pay this interest in-kind when due on March 31, 2023. As the PIK interest due as of March 31, 2023 will result in the issuance of additional Convertible Notes, we have classified the accrued interest as of December 31, 2022 as “Other Long-Term Liabilities” on our consolidated balance sheet.

The effective conversion price of the Convertible Notes is $4.51 per share (221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes). We may issue up to $7.5 million of additional Convertible Notes. We may convert all Convertible Notes (including PIK notes) in connection with a Qualified Merger Conversion (as defined in the Indenture) and may issue additional shares of our common stock to the extent the number of shares issuable upon such conversion would exceed the number of shares of common stock issuable at the otherwise then-current conversion price. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. See Note 8 “Long-term Debt” for additional information.

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

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with ASC 815 as of March 18, 2022. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and adjusted the carrying value of the liability to fair value at each reporting period until the features underlying the instrument were exercised, redeemed, cancelled or expired. The changes in fair value were assessed quarterly and recorded in our consolidated statement of operations. After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized a loss of $4.3 million for the change in fair value of the embedded derivative, and reclassified to stockholders’ equity $69.2 million representing the fair value of the conversion rate feature derivative liability on our balance sheet, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

Asset Impairment, net and Assets Held for Sale

During the fourth quarter of 2022, we impaired certain drilling equipment that was designated held for sale as of December 31, 2022. Accordingly, we impaired the drilling equipment to fair market value less cost to sell, recorded asset impairment expense of $0.4 million in our consolidated statements of operations and recorded $0.3 million of assets held for sale on our consolidated balance sheet as of December 31, 2022.

During 2021, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the third quarter of 2021, we initiated a plan to sell miscellaneous drilling equipment. Accordingly, we impaired the drilling equipment to fair market value less cost to sell and recorded asset impairment expense of $0.5 million in our consolidated statements of operations and recorded assets held for sale of $50.0 thousand on our consolidated balance sheet. These assets were sold in the fourth quarter of 2021.

ATM Offering

In conjunction with the ATM Distribution Agreement entered into on August 19, 2021, our board of directors authorized the sale of $5.9 million and $6.5 million in December 2021 and May 2022, respectively, of common stock to be sold in transactions that are deemed to be “at-the-market offerings.” We sold shares under this program during the first quarter of 2022 and raised gross proceeds of $3.6 million. We did not participate in this program in the second, third or fourth quarter of 2022. As of December 31, 2022, we have $8.8 million remaining availability under this ATM program.

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of current individual accounts. Receivables are written off when they are deemed to be uncollectible. Allowance for doubtful accounts was zero as of December 31, 2022 and 2021, respectively.

Inventories

Inventory is stated at lower of cost or net realizable value and consists primarily of supplies held for use in our drilling operations. Cost is determined on an average cost basis.

Property, Plant and Equipment, net

Property, plant and equipment, including renewals and betterments, are stated at cost less accumulated depreciation. All property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to 39 years. Our determination of the useful lives of property and equipment requires us to make various assumptions when the assets are acquired or placed into service about the expected usage, normal wear and tear and the extent and frequency of maintenance programs. Major overhauls and upgrades are capitalized and depreciated over their useful life. The cost of maintenance and repairs are expensed as incurred.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of December 31, 2022 and our Term Loan and our Revolving ABL Facility as of December 31, 2021. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, which are determined to be Level 1 measurements, approximate their carrying value because of the short-term nature of these instruments.

The estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility, and merger consideration payable to an affiliate are determined to be Level 3 measurements as our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. To determine the fair value of our outstanding floating rate debt, we utilized a credit spread of 493 bps on the Revolving ABL Credit Facility based on an analysis of credit spreads of comparably rated public debt items as well as the original issuance price of the debt. The following table sets forth the estimated fair value of our Revolving ABL Credit Facility, Term Loan Facility and merger consideration payable to an affiliate as of December 31, 2022 and 2021.

(in thousands)	December 31, 2022	December 31, 2021
Revolving ABL Credit Facility	$11,870	$6,030
Term Loan Facility	$—	$140,664
Merger consideration payable to an affiliate	$—	$4,449

The fair value of the Convertible Notes was estimated as $159.2 million as of December 31, 2022. The fair value of the Convertible Notes is also determined to be a Level 3 measurement and was estimated using a binomial lattice model. The factors used to determine fair value are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (59.0%), risk-free rate (4.2%) and credit spread (3,262 bps) relative to our credit rating.

Recurring Fair Value Measurements

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with ASC 815. Accordingly, we recognized a derivative liability at fair value for this instrument in our consolidated balance sheet and adjusted the carrying value of the liability to fair value at each reporting period until the features underlying the instrument were exercised, redeemed, cancelled or expired. The changes in fair value were assessed quarterly and recorded in our consolidated statement of operations.

In conjunction with the issuance of the Convertible Notes on March 18, 2022, we recorded an embedded derivative liability of $75.7 million.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized a loss of $4.3 million for the change in fair value of the embedded derivative, and reclassified to stockholders’ equity $69.2 million representing the fair value of the conversion rate feature derivative liability on our balance sheet, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. As of December 31, 2022 and December 31, 2021, we had no embedded derivative liability recorded.

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

The significant unobservable inputs that were used in the fair value measurement of our embedded derivative liability were a volatility rate of 58.9%, a credit spread of 3,570 basis points and a risk-free rate of 3.0%. The expected volatility was estimated based on the historical volatility of our common stock and the remaining term of the Convertible Notes of 3.7 years as of June 8, 2022.

There were no transfers between fair value measurement levels during the years ended December 31, 2022, or 2021.

See Note 11 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived asset impairments.

Revenue and Cost Recognition

We earn contract drilling revenues pursuant to drilling contracts entered into with our customers. We perform drilling services on a “daywork” basis, under which we charge a specified rate per day, or “dayrate.” The dayrate associated with each of our contracts is a negotiated price determined by the capabilities of the rig, location, depth and complexity of the wells to be drilled, operating conditions, duration of the contract and market conditions. The term of land drilling contracts may be for a defined number of wells or for a fixed time period. We generally receive lump-sum payments for the mobilization of rigs and other drilling equipment at the commencement of a new drilling contract. Revenue and costs associated with the initial mobilization are deferred and recognized ratably over the term of the related drilling contract once the rig spuds. Costs incurred to relocate rigs and other equipment to an area in which a contract has not been secured are expensed as incurred. Our contracts provide for early termination fees in the event our customers choose to cancel the contract prior to the specified contract term. We record a contract liability for such fees received up front, and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract or until such time that all performance obligations are satisfied. While under contract, our rigs generally earn a reduced rate while the rig is moving between wells or drilling locations, or on standby waiting for the customer. Reimbursements for the purchase of supplies, equipment, trucking and other services that are provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses or capitalized when appropriate when incurred. Revenue is presented net of any sales tax charged to the customer that we are required to remit to local or state governmental taxing authorities.

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

Stock-Based Compensation

We record compensation expense over the requisite service period for all stock-based compensation based on the grant date fair value of the award. The expense is included in selling, general and administrative expense in our statements of operations.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance will result in additional disclosures relating to our supplier financing programs and related obligations.

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

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Dayrate drilling	$172,284	$79,597
Mobilization	4,719	3,283
Reimbursables	8,856	4,920
Capital modification	810	153
Other	41	2
Total revenue	$186,710	$87,955

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

The following table provides information about receivables and contract liabilities related to contracts with customers as of December 31, 2022 and 2021, respectively. We had no contract assets in either year.

	December 31,	December 31,
(in thousands)	2022	2021
Receivables, which are included in “Accounts receivable”	$39,732	$22,167
Contract liabilities, which are included in “Accrued liabilities”	$(1,158)	$(542)

Significant changes in the contract liabilities balance during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Revenue recognized that was included in contract liabilities at beginning of period	$542	$119
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(1,158)	$(542)

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2023	2024	2025	Total
Revenue	$1,158	$—	$—	$1,158

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.3 million and $0.6 million on our consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. During the year ended December 31, 2022, contract costs increased by $3.3 million and we amortized $3.6 million of contract costs.

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

The components of lease expense were as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Operating lease expense	$747	$928
Short-term lease expense	5,697	3,033
Variable lease expense	577	431

Finance lease expense:
Amortization of right-of-use assets	$1,682	$1,158
Interest expense on lease liabilities	387	585
Total finance lease expense	2,069	1,743
Total lease expense	$9,090	$6,135

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$732	$964
Operating cash flows from finance leases	$373	$580
Financing cash flows from finance leases	$5,811	$3,594

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$153	$—
Finance leases	$4,440	$1,503

Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Operating leases:
Other long-term assets, net	$976	$1,437

Accrued liabilities	$751	$693
Other long-term liabilities	373	1,036
Total operating lease liabilities	$1,124	$1,729

Finance leases:
Property, plant and equipment	$7,307	$14,989
Accumulated depreciation	(1,994)	(1,989)
Property, plant and equipment, net	$5,313	$13,000

Current portion of long-term debt	$2,485	$4,464
Long-term debt	1,599	1,305
Total finance lease liabilities	$4,084	$5,769

Weighted-average remaining lease term
Operating leases	1.6 years	2.5 years
Finance leases	1.6 years	1.3 years

Weighted-average discount rate
Operating leases	10.86%	10.84%
Finance leases	8.12%	8.64%

Maturities of lease liabilities as of December 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$833	2,743
2024	390	1,110
2025	—	549
Total cash lease payment	1,223	4,402
Less: imputed interest	(99)	(318)
Total lease liabilities	$1,124	$4,084

5. Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2022	2021
Rig components and supplies	$1,508	$1,171

We determined that no reserve for obsolescence was needed as of December 31, 2022 or 2021. No inventory obsolescence expense was recognized during the years ended December 31, 2022 or 2021.

6. Property, Plant and Equipment

Major classes of property, plant, and equipment, which include finance lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2022	2021
Land	$300	$300
Buildings	2,816	2,800
Drilling rigs and related equipment	611,972	558,530
Machinery, equipment and other	1,775	1,767
Finance leases	7,307	14,989
Leasehold improvements	25	17
Construction in progress	5,693	2,024
Total	$629,888	$580,427
Less: Accumulated depreciation	(253,804)	(218,081)
Total Property, plant and equipment, net	$376,084	$362,346

Repairs and maintenance expense included in operating costs in our statements of operations totaled $23.3 million and $13.4 million for the years ended December 31, 2022 and 2021, respectively.

Depreciation expense was $40.4 million and $38.9 million for the years ended December 31, 2022 and 2021, respectively.

7. Supplemental Consolidated Balance Sheet and Cash Flow Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Prepaid insurance	$3,796	$3,463
Prepaid other	656	575
Deferred mobilization costs	283	618
Insurance claim receivable	—	122
Other current assets	1	9
	$4,736	$4,787

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued salaries and other compensation	$6,908	$4,154
Insurance	3,002	2,523
Deferred mobilization revenues	1,003	542
Property and other taxes	3,621	2,594
Interest	101	4,372
Operating lease liability - current	751	693
Other	2,222	739
	$17,608	$15,617

Supplemental consolidated cash flow information:

	Year Ended December 31,
(in thousands)	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,084	$6,918
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$11,686	$3,564
Additions to property, plant & equipment through finance leases	$4,440	$1,503
Transfer of assets from held and used to held for sale	$(325)	$(1,082)
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(281)	$(65)
Gain on extinguishment of debt	$—	$10,000
Initial embedded derivative liability upon issuance of Convertible Notes	$75,733	$—
Extinguishment of embedded derivative liability	$(69,232)	$—
Shares issued for structuring fee	$9,163	$—

8. Long-term Debt

Our Long-term Debt consisted of the following:

	December 31,
(in thousands)	2022	2021
Convertible Notes due March 18, 2026	$170,166	$—
Revolving ABL Credit Facility due September 30, 2025	11,811	6,300
Term Loan Facility due October 1, 2023	—	135,883
Finance lease obligations	4,084	5,769
	186,061	147,952
Less: Convertible Notes issuance costs and debt discount	(40,353)	—
Less: Term Loan Facility deferred financing costs	—	(1,748)
Less: current portion of finance leases	(2,485)	(4,464)
Long-term debt	$143,223	$141,740

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2022:

(in thousands)	2023	2024	2025	2026	Total
Convertible Notes	$—	$—	$—	$170,166	$170,166
Revolving ABL Credit Facility	—	—	11,811	—	11,811
Total	$—	$—	$11,811	$170,166	$181,977

Future payments of finance leases are included in Note 4 “Leases.”

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $170.2 million of Convertible Notes outstanding as of December 31, 2022. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes had an initial payment in-kind, or “PIK,” interest rate of SOFR plus 14.0% through September 30, 2022. The PIK interest rate decreased to SOFR plus 9.5% as of September 30, 2022. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022, resulting in an additional $12.7 million principal amount of Convertible Notes being issued as of that date. We have accrued $5.8 million of interest related to the Convertible Notes as of December 31, 2022. The next interest due date is March 31, 2023 and we have elected to pay this interest in-kind when due on March 31, 2023. As the PIK interest due as of March 31, 2023 will result in the issuance of additional Convertible Notes, we have classified the accrued interest as of December 31, 2022 as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 104% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and have consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of December 31, 2022.

On February 24, 2023, we entered into a Second Supplemental Indenture relating to our Convertible Notes. The Second Supplemental Indenture (i) amends the Indenture to permit notice communications to a noteholder to be provided electronically at the election of a noteholder, (ii) amends the definition of “Redemption Multiplier” with respect to any Redemption Date from 1.04 to 1.08 and (iii) amends Section 3.08 and Schedule 3.08 of the Indenture to clarify procedures and obligations with respect to the information sharing requirements under the Indenture. The Second Supplemental Indenture was entered into in connection with a consent from the Required Holders regarding an increase in the Capex Adjustment under the Indenture for fiscal year 2023 in an amount equal to $16.9 million. Such consent was given pursuant to Section 3.39 of the Indenture and relates to capital expenditures committed to during 2023 for (i) planned maintenance capital expenditures and other miscellaneous items, (ii) tubular purchases and modifications, and (iii) completion costs relating to reactivation of our 21st drilling rig.

Upon a Qualified Merger (defined below), we may elect to convert all, but not less than all, of the Convertible Notes at a Conversion Rate equal to our Conversion Rate on the date on which the relevant “Qualified Merger” is consummated (a “Qualified Merger Conversion”), so long as the “MOIC Condition” is satisfied with respect to such potential Qualified Merger Conversion. A “Qualified Merger” means a Common Stock Change Event consolidation, merger, combination or binding or statutory share exchange of the Company with a Qualified Acquirer. A “Qualified Merger Conversion Date” means the date on which the relevant Qualified Merger is consummated. A “Qualified Acquirer” means any entity that (i) has its common equity listed on the New York Stock Exchange, the NYSE American, Nasdaq Global Market or Nasdaq Global Select Market, or Toronto Stock Exchange, (ii) has an aggregate equity market capitalization of at least $350 million, and (iii) has a “public float” (as defined in Rule 12b-2 under the Securities Act of 1933) of at least $250 million in each case, as determined by the calculation agent based on the last reported sale price of such common equity on date of the signing of the definitive agreement in respect of the relevant Common Stock Change Event. A “Common Stock Change Event” means the occurrence of any: (i) recapitalization, reclassification or change of our common stock (other than (x) changes solely resulting from a subdivision or combination of the common stock, (y) a change only in par value or from par value to no par value or no par value to par value and (z) stock splits and stock combinations that do not involve the issuance of any other series or class of securities); (ii) consolidation, merger, combination or binding or statutory share exchange involving us; (iii) sale, lease or other transfer of all or substantially all of the assets of ours and our Subsidiaries, taken as a whole, to any person; or (iv) other similar event, and, as a result of which, the common stock is converted into, or is exchanged for, or represents solely the right to receive, other securities, cash or other property, or any combination of the foregoing. A “Company Conversion Rate” means, in respect of any Qualified Merger, the greater of (a) the relevant Conversion Rate, (b) $1,000 divided by our Conversion VWAP, and (c) the lowest rate that would cause the MOIC Condition to be satisfied with respect to the related Qualified Merger Conversion. A “Company Conversion VWAP” means, in respect of any Qualified Merger, the average of daily VWAP over the five (5) VWAP Trading Days prior to the earlier of signing or public announcement (by any party, and whether formal or informal, including for the avoidance of doubt any media reports thereof) of a definitive agreement in respect of such Qualified Merger as calculated by the Calculation Agent. The “MOIC Condition” means, with respect to any potential Qualified Merger Conversion, MOIC is greater than or equal to the MOIC Required Level. The “MOIC Required Level” means $1,350. “MOIC” means, with respect to any potential Qualified Merger Conversion, an amount determined by the Calculation Agent equal to the aggregate return on a hypothetical Note with $1,000 face amount, issued on the Issue Date, from the Issue Date through the potential Qualified Merger Conversion Date, including (x) the aggregate amount of any cash interest paid on such hypothetical Note from the Issue Date through the potential Qualified Merger Conversion Date, (y) the aggregate fair market value of any Conversion Consideration that would be received by the Holder of such hypothetical Note on the relevant Qualified Merger Conversion Date and (z) the aggregate fair market value of any Conversion Consideration that would be received on the relevant Qualified Merger Conversion Date by the Holder of any PIK Notes issued in respect of (or the relevant increase in value of) such hypothetical Note.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million. This is a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded a derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the

Convertible Notes as of December 31, 2022 is 22.1%. For the year ended December 31, 2022, the contractual interest expense was $18.5 million; the amortization of the debt discount was $4.9 million; and the amortization of the issuance costs was $1.8 million.

Embedded Derivative Liability

The Convertible Notes contained the following embedded features upon issuance (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features met all three criteria in ASC 815-15-25-1 and therefore required bifurcation. Accordingly, as of the Convertible Notes issuance date, we recorded a derivative liability representing the increase in the conversion rate feature and the decrease in PIK interest feature. The derivative liability was presented as a non-current liability in our consolidated balance sheet and was adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations.

After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. Accordingly, through June 8, 2022, we recognized a loss of $4.3 million for the change in fair value of the embedded derivative, and reclassified to stockholders’ equity $69.2 million representing the fair value of the conversion rate feature derivative liability on our balance sheet, as the conversion rate feature now met the criteria to be classified in equity, and recognized a gain on extinguishment of derivative liability of $10.8 million on our consolidated statement of operations associated with the PIK interest rate feature of the derivative liability. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

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

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%. For the years ended December 31, 2022 and 2021, we elected to PIK interest of $3.2 million and $5.9 million, respectively, which increased our Term Loan balance accordingly.

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

Interest under the Revolving ABL Credit Facility is determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the floor, or 0.0%, (b) the federal funds effective rate plus 0.05%, (c) term SOFR for a one month tenor plus 1.0% based on availability and (d) the prime rate of Wells Fargo, plus in each case, an applicable base rate margin ranging from 1.0% to 1.5% based on quarterly availability, or (ii) a revolving loan rate equal to SOFR for the applicable interest period plus an applicable SOFR margin ranging from 2.36% to 2.86% based on quarterly availability. We also pay, on a quarterly basis, a commitment fee of 0.375% (or 0.25% at any time when revolver usage is greater than 50% of the maximum credit) per annum on the unused portion of the Revolving ABL Credit Facility commitment.

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments, investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Term Loan Credit Agreement or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2022.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Term Priority Collateral, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2022, the weighted-average interest rate on our borrowings was 13.30%. As of December 31, 2022, the borrowing base under our Revolving ABL Credit Facility was $33.1 million, and we had $21.3 million of availability remaining of our $40.0 million commitment on that date.

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

On September 22, 2022, we amended our Revolving ABL Credit Facility Agreement, which included extending the maturity date by two years to September 30, 2025, replacing references to LIBOR interest rates with SOFR interest rates and amending the applicable margin for which interest is calculated.

9. Income Taxes

The components of the income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$—	$—
State	575	—
	$575	$—
Deferred:
Federal	$(7,480)	$17,417
State	709	1,115
	$(6,771)	$18,532

Income tax (benefit) expense	$(6,196)	$18,532

The effective tax rate (as a percentage of net loss before income taxes) is reconciled to the U.S. federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Income tax benefit at the statutory federal rate (21%)	$(15,019)	$(10,128)
Nondeductible expenses	3	147
PPP Loan Forgiveness	—	(2,127)
Valuation allowance	(1,200)	29,268
Derivatives	7,629	—
State taxes, net of federal benefit	1,518	882
Stock-based compensation and other	873	490
Income tax expense (benefit)	$(6,196)	$18,532
Effective tax rate	8.7%	(38.5)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2022	2021
Deferred income tax assets
Merger-related expenses	$894	$960
Stock-based compensation	1,349	1,247
Accrued liabilities and other	613	292
Deferred revenue	228	119
Interest limitation	8,024	3,281
ROU Asset	255	379
Debt Instruments	2,026	—
Net operating losses	96,142	93,733
Total net deferred tax assets	$109,531	$100,011
Deferred income tax liabilities
Prepaids	$(845)	$(740)
Property, plant and equipment	(41,937)	(38,000)
ROU Liability	(222)	(315)
Total net deferred tax liabilities	$(43,004)	$(39,055)
Valuation allowance	$(78,793)	$(79,993)
Net deferred tax liability	$(12,266)	$(19,037)

As of December 31, 2022, we had a total of $444.5 million of net operating loss carryforwards, of which $134.1 million will begin to expire in 2031 and $310.4 million will be carried forward indefinitely.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in April 2016, October 2018 in connection with the Sidewinder Merger, and in October 2021. We are subject to an annual limitation on the usage of our NOL and as a result of our limitation from the ownership change in October 2021, we expect to have approximately $94.8 million of NOLs expire before becoming available to be utilized by us. Management will continue to monitor the potential impact of Section 382 with respect to our NOL carryforward.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022, we had no unrecognized tax benefits. We file income tax returns in the United States and in various state jurisdictions. With few exceptions, we are subject to United States federal, state and local income tax examinations by tax authorities for tax periods 2012 and forward. Our federal and state tax returns for 2012 and subsequent years remain subject to examination by tax authorities due to existence of NOLs in each jurisdiction. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the consolidated statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.

In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. However, due to the IRC Section 382 change and the annual limitation on our NOL, we do not anticipate having enough NOL available to offset our deferred tax liabilities in the appropriate years. Therefore, we have adjusted our valuation allowance to reflect such.

On August 16, 2022, Inflation Reduction Act of 2022 was enacted and signed into law and includes targeted tax provisions. We do not anticipate these tax provisions will have a material impact on our financial statements.

10. Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 275,000 shares were authorized for issuance. On June 8, 2022, an additional 4.3 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of December 31, 2022, approximately 1,429,059 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$3,390	$1,724
Cash-settled stock appreciation rights	1,254	571
Total stock-based compensation	$4,644	$2,295

Stock Options

Prior to 2016, we granted stock options that remain outstanding. No options were exercised or granted during the years ended December 31, 2022 or 2021. It is our policy that in the future any shares issued upon option exercise will be issued initially from any available treasury shares or otherwise as newly issued shares.

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and non-employee directors. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.

The following summary reflects the stock option activity and related information for the year ended December 31, 2022:

Weighted
Average
Exercise
	Options	Price
Outstanding at January 1, 2022	27,867	$254.80
Granted	—	—
Exercised	—	—
Forfeited/expired	(27,867)	254.80
Outstanding at December 31, 2022	—	$—
Exercisable at December 31, 2022	—	$—

As of December 31, 2022, there were no stock options outstanding and there was no unrecognized compensation cost related to outstanding stock options. No options vested during the years ended December 31, 2022 and 2021.

Time-Based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 plan and the 2019 plan.

Time-Based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of time-based restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2022, there was $0.5 million in unrecognized compensation cost related to unvested time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the year ended December 31, 2022 and 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	40,334	$64.40
Granted	—	—
Vested	(10,176)	64.40
Forfeited/expired	(3,268)	64.40
Outstanding at January 1, 2022	26,890	$64.40
Granted	—	—
Vested	(10,198)	64.40
Forfeited	(3,246)	64.40
Outstanding at December 31, 2022	13,446	$64.40

Time-Based Restricted Stock Units

We have granted three-year time-based vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-

based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2022, there was $4.8 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the year ended December 31, 2022 and 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	63,897	$22.78
Granted	77,938	4.95
Vested and converted	(28,611)	25.75
Forfeited/expired	(3,313)	51.34
Outstanding at January 1, 2022	109,911	$8.50
Granted	1,526,385	4.16
Vested and converted	(78,011)	7.78
Forfeited	(2,743)	38.80
Outstanding at December 31, 2022	1,555,542	$4.22

Performance-Based and Market-Based Restricted Stock Units

We have granted three-year performance-based and market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return ("TSR") as measured against the TSR of a defined peer group and vesting of the performance-based restricted stock unit awards is based on our cumulative return on invested capital ("ROIC") as measured against ROIC performance goals determined by the compensation committee of our Board of Directors, over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2022, unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards was de minimis, which is expected to be recognized over a weighted-average period of 0.1 years.

The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2020 were a risk-free interest rate of 1.38%, an expected volatility of 68.5% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $12.42.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2022 and 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2021	38,559	$22.95
Granted	—	—
Vested and converted	—	—
Forfeited/expired	(11,274)	19.20
Outstanding at January 1, 2022	27,285	$24.50
Granted	—	—
Vested and converted	(3,056)	29.00
Forfeited	(13,486)	33.10
Outstanding at December 31, 2022	10,743	$12.42

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

The assumptions used in calculating the fair value of time-based stock-settled SARs granted during the year ended December 31, 2022 were a risk-free interest rate of 3.03%, an expected volatility factor of 103.3% and an expected dividend yield of 0.0%.

Changes to our time-based stock-settled SARs for the year ended December 31, 2022 are as follows:

Weighted Average
Grant Date
	Stock-settled SARs	Fair Value
	(in thousands)	Per Share
Outstanding at January 1, 2022	—	$—
Granted	1,422	2.83
Vested	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2022	1,422	$2.83

As of December 31, 2022, there was $3.1 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 1.2 years.

Time-Based Cash-Settled Stock Appreciation Rights

We have granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-

settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement.

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs outstanding during the year ended December 31, 2022 using the Monte Carlo simulation model:

Year Ended
December 31, 2022
Remaining term to maturity	5.1 years
Expected volatility factor	113.0%
Expected dividend yield	—%
Risk-free interest rate	3.95%

Changes to our non-vested time-based cash-settled SARs during the year ended December 31, 2022 are as follows:

		Weighted Average
	Cash-settled SARs	Exercise Price
	(in thousands)	Per Share
Outstanding at January 1, 2022	2,913	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	(27)	5.73
Outstanding at December 31, 2022	2,886	$5.73
Exercisable at December 31, 2022	971	$5.73

The number of cash-settled SARs exercisable as of December 31, 2022 was 1.0 million with a weighted average remaining contractual life of 5.1 years and a weighted average exercise price of $5.73 per share. As of December 31, 2022, $1.1 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 0.6 years.

11. Stockholders’ Equity and Loss per Share

As of December 31, 2022, we had a total of 13,613,759 shares of common stock, $0.01 par value, outstanding, including 13,446 shares of restricted stock. We also had 85,092 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
Net loss (numerator):	$(65,321)	$(66,712)
Loss per share:
Basic and diluted	$(5.01)	$(8.89)
Shares (denominator):
Weighted average common shares outstanding - basic	13,026	7,507
Weighted average common shares outstanding - diluted	13,026	7,507

The following numbers of potential common shares at the end of each year presented were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2022	2021
Convertible Notes	28,374	—
RSUs	1,566	137
SARs	1,422	—
Stock options	—	28

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

13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2022, we had outstanding purchase commitments to a number of suppliers totaling $7.6 million related primarily to rig equipment or components ordered but not received. We have paid deposits of $0.9 million related to these commitments.

Letters of Credit

As of December 31, 2022, we had outstanding letters of credit totaling $14.0 thousand as collateral for Sidewinder’s pre-acquisition insurance programs. As of December 31, 2022, no amounts had been drawn under these letters of credit.

Employment Agreements

We have entered into employment agreements with six key executives, with original terms of three years, that automatically extend a year prior to expiration, provided that neither party has provided a written notice of termination before that date. As of December 31, 2022, these agreements in aggregate provide for minimum annual cash compensation of $1.9 million and cash severance payments totaling $4.9 million for termination by ICD without cause, or termination by the employee for good reason, both as defined in the agreements.

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

14. Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $1.4 million for the year ended December 31, 2022. For the year ended December 31, 2021, we had no expense as we suspended our contribution portion due to COVID-19 and the decline in market conditions.

15. Concentration of Market and Credit Risk

We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2022, these customers included Paloma Natural Gas, LLC (20%), Endeavor Energy Resources (13%), and Diamondback Energy, Inc. (12%). For 2021, these customers included Indigo Minerals, LLC, a subsidiary of Southwestern Energy Company (25%) and Endeavor Energy Resources (10%).

Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them. As of December 31, 2022, Paloma Natural Gas, LLC (19%) and Diamondback Energy, Inc. (15%) accounted for 10% or more of our accounts receivable. As of December 31, 2021, Indigo Minerals, LLC, a subsidiary of Southwestern Energy Company (23%), Endeavor Energy Resources (21%) and Bayswater Operating Company, LLC (12%) accounted for 10% or more of our accounts receivable.

We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2022, we had approximately $5.0 million in cash and cash equivalents in excess of FDIC limits.

16. Related Parties and Other Matters

In connection with the issuance of the Convertible Notes on March 18, 2022, we issued to affiliates of MSD Partners, L.P. (the “MSD Investors”) $78.9 million principal amount of Convertible Notes and entered into an Investor’s Rights Agreement permitting MSD Partners, L.P. to nominate one director to our Board so long as MSD Partners, L.P. and its affiliates continue to own $25.0 million principal amount of Convertible Notes (the “Sunset Date”). We also entered into an Investor’s Rights Agreement with Glendon Capital Management L.P. (“GCM”) that permits GCM to designate one director on the same terms. In addition, as long as each of such parties continues to have the right to appoint such holder representatives, the two holder representatives will have the right to nominate one additional representative as a director, provided that the third representative must be an independent director unless one of the MSD Investors and the GCM representatives is independent for New York Stock Exchange purposes. The proposed representatives are subject to review by our Nominating and Corporate Governance Committee. Following the Sunset Date for the applicable party, MSD Investors and/or GCM, as applicable, will cause its designee to offer to tender his or her resignation, unless otherwise requested by the Board, and the third representative may be removed by the Board. Two holders representatives of the MSD Investors and GCM were initially nominated and appointed to the Board pursuant to the Investor’s Rights Agreement, and the third representative was appointed in connection with an increase in the number of directors from six to seven members effective July 1, 2022. As of December 31, 2022, accrued interest payable on the Convertible Notes was $5.8 million.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and		Balance at
(in thousands)	Period	Expenses	Deductions	End of Period
Year Ended December 31, 2022:
Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance for deferred tax assets	$79,993	$(1,200)	$—	$78,793
Year Ended December 31, 2021:
Allowance for doubtful accounts	$518	$(52)	$(466)	$—
Valuation allowance for deferred tax assets	$49,647	$30,346	$—	$79,993

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

ITEM  9B.    OTHER INFORMATION

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2022.

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all our officers and employees, a Code of Ethics for Senior Officers of the Company, and a Code of Business Conduct and Ethics for Directors, which applies to all our directors. A copy of each of these codes of business conduct and ethics is available on our website at http://icdrilling.investorroom.com. Stockholders may also request a printed copy of either code of business conduct and ethics, free of charge, by contacting us at Independence Contract Drilling, Inc., 20475 State Highway 249, Suite 300, Houston, TX  77070 or by telephone at (281) 598-1230 or by emailing Investor.relations@icdrilling.com. Any waiver of any of the codes of business conduct and ethics for executive officers or directors may be made only by our Board of Directors or a committee of the Board of Directors committee to which the Board of Directors has delegated that authority and will be promptly disclosed to our stockholders as required by applicable United States federal securities laws and the corporate governance rules of the NYSE. Amendments to either code of business conduct and ethics must be approved by our Board of Directors and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

ITEM 11.    EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2022.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2022.

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

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	March 6, 2023	By:	/s/ J. Anthony Gallegos, Jr.
			Name:	J. Anthony Gallegos, Jr.
			Title:	President, Chief Executive Officer and Director
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

Date:
March 6, 2023	By:	/s/ J. Anthony Gallegos, Jr.
		Name:	J. Anthony Gallegos, Jr.
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

March 6, 2023	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

March 6, 2023	By:	/s/ Katherine Kokenes
		Name:	Katherine Kokenes
		Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

March 6, 2023	By:	/s/ Robert J. Barrett, IV
		Name:	Robert J. Barrett, IV
		Title:	Director

March 6, 2023	By:	/s/ Vincent J. Cebula
		Name:	Vincent J. Cebula
		Title:	Director

March 6, 2023	By:	/s/ Christopher M. Gleysteen
		Name:	Christopher M. Gleysteen
		Title:	Director

March 6, 2023	By:	/s/ Daniel F. McNease
		Name:	Daniel F. McNease
		Title:	Director

March 6, 2023	By:	/s/ James G. Minmier
		Name:	James G. Minmier
		Title:	Director

March 6, 2023	By:	/s/ Stacy D. Nieuwoudt
		Name:	Stacy D. Nieuwoudt
		Title:	Director

Glossary of Oil and Natural Gas Terms

Glossary of Oil and Natural Gas Terms

AC programmable rig	An AC electric rig with programmable controls.
Basin	A large depression on the Earth’s surface in which sediments accumulate and may be a source of oil and natural gas.
Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and in extreme cases to the surface.
BOP	Blowout preventer; a large valve at the top of a well that may be closed to prevent a loss of pressure.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, abandonment.
Cratering	Caving in of a well that has already been drilled.
Dayrate	The daily fee paid to the drilling contractor, which includes the cost of renting the drilling rig.
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

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein

2.1	Agreement and Plan of Merger, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub LLC, and Sidewinder Drilling, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590)
3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 11, 2020 (File No. 001-36590)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc., dated as of June 8, 2022.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 8, 2022 (File No. 001-36590)
3.5	Third Amended and Restated Bylaws of Independence Contract Drilling, Inc. (adopted as of February 28, 2023)	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 2, 2023 (File No. 001-36590)
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.4 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on March 2, 2020 (File No. 001-36590)
10.1

Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers, the Lenders party thereto, and U.S. Bank National Association, as Agent.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
10.2

Amendment dated effective January 1, 2022 to Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers.

Incorporated herein by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on March 15, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.3

Amendment No. 3 to Credit Agreement, dated as of March 18, 2022, to Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers.

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 24, 2022 (File No. 001-36590)
10.4

Amendment No. 5 to Credit Agreement, dated as of September 22, 2022, to Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers.

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on September 26, 2022 (File No. 001-36590)
10.5

Fourth Amendment, dated as of September 28, 2021, to Credit Agreement, dated as of October 1, 2018, by and among Independence Contract Drilling, Inc., ICD Operating LLC, the Lenders party thereto and U.S. National Bank Association as Agent.

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 4, 2021 (File No. 001-36590)
10.6

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
10.7	Convertible Note Subscription Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., and the subscribers named therein.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.8

Indenture, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and Sidewinder Drilling LLC, as guarantor.

Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.9	First Supplemental Indenture dated July 21, 2022, by and among the Company, the Guarantor thereto, and U.S. Bank Trust Company National Association.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 21, 2022 filed by Independence Contract Drilling, Inc. on July 27, 2022) (File No. 001-36590)
10.10

Intercreditor Agreement, dated as of March 18, 2022, by and among U.S. Bank National Association, as Note Agent and Note Control Agent, and Wells Fargo Bank, National Association, as ABL Agent and ABL Control Agent.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 24, 2022 (File No. 001-36590)
10.11	Security Agreement, dated as of March 18, 2022, by and among U.S. Bank National Association, as Agent, and the Grantors named therein.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 24, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.12	Investor Rights Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and MSD Partners, L.P..	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.13	Investor Rights Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Glendon Capital Management LP.	Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.14	Voting Support Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and the stockholders named therein.	Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.15	Fee Letter, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., MSD Partners, L.P. and Glendon Capital Management L.P..	Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022) (File No. 001-36590)
10.16†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc., and J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.17†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Philip A. Choyce	Incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.18†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Philip A. Dalrymple	Incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.19†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Scott A. Keller	Incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.20†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Katherine Kokenes	Incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.21†	Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of February 27, 2019	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.22†	Amendment No. 1 to Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of June 8, 2022	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 8, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.23†	Form of 2019 Performance Unit Award Agreement (Return on Invested Capital)	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.24†	Form of 2019 Performance-Based Unit Award Agreement (Total Shareholder Return)	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.25†	Form of Time Based Restricted Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.26†	Form of TSR Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.27†	Form of TSR Fixed Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.28†	Form of ROIC Cash Settlement Award Agreement	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.29†	Form of Director RSU Award Agreement - Partial Cash Settlement	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13, 2020 (File No. 001-36590)
10.30†	Form of Cash Settled SAR Award Agreement	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.31†	Form of 2021 Retention Agreement	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.32†	Form of Restricted Stock Unit Award Agreement (Time Vesting)	Incorporated herein by reference to Exhibit 10.13 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.33†	Form of Stock Appreciation Rights Award Agreement (Share Settled)	Incorporated herein by reference to Exhibit 10.14 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.34	Form of Outside Director Restricted Stock Unit Award Agreement (Time Vesting/ 1/3 Cash Settlement Option)	Incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.35	Form of Indemnification Agreement	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on May 20, 2020 (File No. 001-36590)
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.