Form 10-Q
period 2023-03-31
Independence Contract Drilling, Inc.
filed 2023-05-09
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

14,062,394 shares of the registrant’s Common Stock were outstanding as of April 28, 2023.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	inability to successfully relocate and recontract rigs from the Haynesville to the Permian Basin;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	restrictive covenants under our debt agreements limiting our ability to conduct our operations;
●	inability to obtain consents from the holders of our convertible notes necessary to maintain operations of our drilling rigs;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	risks associated with a global pandemic that would cause a reduction in economic activity or reduction in oil and natural gas demand or prices;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$6,715	$5,326
Accounts receivable, net of allowance for credit losses of $31 and zero, respectively	41,838	39,775
Inventories	1,543	1,508
Assets held for sale	—	325
Prepaid expenses and other current assets	3,871	4,736
Total current assets	53,967	51,670
Property, plant and equipment, net	378,703	376,084
Other long-term assets, net	2,389	1,960
Total assets	$435,059	$429,714
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$2,071	$2,485
Accounts payable	26,954	31,946
Accrued liabilities	13,549	17,608
Total current liabilities	42,574	52,039
Long-term debt	163,901	143,223
Deferred income taxes, net	12,253	12,266
Other long-term liabilities	652	7,474
Total liabilities	219,380	215,002
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 14,147,486 and 13,698,851 shares issued, respectively, and 14,062,394 and 13,613,759 shares outstanding, respectively	141	136
Additional paid-in capital	618,556	617,606
Accumulated deficit	(399,085)	(399,097)
Treasury stock, at cost, 85,092 shares and 85,092 shares, respectively	(3,933)	(3,933)
Total stockholders’ equity	215,679	214,712
Total liabilities and stockholders’ equity	$435,059	$429,714

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$63,756	$34,991
Costs and expenses
Operating costs	37,460	27,165
Selling, general and administrative	6,727	5,228
Depreciation and amortization	10,854	9,751
Gain on disposition of assets, net	(14)	(516)
Total costs and expenses	55,027	41,628
Operating income (loss)	8,729	(6,637)
Interest expense	(8,719)	(4,675)
Loss on extinguishment of debt	—	(46,347)
Change in fair value of embedded derivative liability	—	(1,857)
Income (loss) before income taxes	10	(59,516)
Income tax benefit	(2)	(720)
Net income (loss)	$12	$(58,796)
Income (loss) per share:
Basic	$0.00	(5.20)
Diluted	$0.00	$(5.20)
Weighted average number of common shares outstanding:
Basic	13,865	11,303
Diluted	13,881	11,303

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	448,635	5	(390)	—	—	(385)
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(34)	—	—	(34)
Stock-based compensation	—	—	1,374	—	—	1,374
Net income	—	—	—	12	—	12
Balances at March 31, 2023	14,062,394	$141	$618,556	$(399,085)	$(3,933)	$215,679

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(33)	—	—	(32)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,350	—	—	3,360
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Stock-based compensation	—	—	292	—	—	292
Net loss	—	—	—	(58,796)	—	(58,796)
Balances at March 31, 2022	13,617,005	$136	$545,575	$(392,572)	$(3,923)	$149,216

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$12	$(58,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,854	9,751
Stock-based compensation	1,672	731
Gain on disposition of assets, net	(14)	(516)
Non-cash interest expense	11,619	3,193
Loss on extinguishment of debt	—	46,347
Amortization of deferred financing costs	27	250
Amortization of Convertible Notes issuance costs and debt discount	2,378	370
Change in fair value of embedded derivative liability	—	1,857
Deferred income taxes	(13)	(727)
Credit loss expense	31	60
Changes in operating assets and liabilities
Accounts receivable	(2,094)	(2,079)
Inventories	(35)	(130)
Prepaid expenses and other assets	324	386
Accounts payable and accrued liabilities	(11,203)	(2,358)
Net cash provided by (used in) operating activities	13,558	(1,661)
Cash flows from investing activities
Purchases of property, plant and equipment	(18,835)	(6,279)
Proceeds from the sale of assets	748	589
Net cash used in investing activities	(18,087)	(5,690)
Cash flows from financing activities
Proceeds from issuance of convertible debt	—	157,500
Repayments under Term Loan Facility	—	(139,076)
Borrowings under Revolving ABL Credit Facility	11,321	1,500
Repayments under Revolving ABL Credit Facility	(4,334)	(2)
Payment of merger consideration	—	(2,902)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	(34)	3,360
Taxes paid for vesting of RSUs	(385)	(32)
Convertible debt issuance costs	—	(6,601)
Payments for finance lease obligations	(650)	(1,194)
Net cash provided by financing activities	5,918	12,553
Net increase in cash and cash equivalents	1,389	5,202
Cash and cash equivalents
Beginning of period	5,326	4,140
End of period	$6,715	$9,342

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$419	$4,262
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(5,091)	$(701)
Additions to property, plant and equipment through finance leases	$51	$604
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$—	$(7)
Initial embedded derivative liability upon issuance of Convertible Notes	$—	$75,733
Shares issued for structuring fee	$—	$9,163

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

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of May 1, 2023, oil was $75.65 per barrel.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf on August 22, 2022, but fell to $3.52 per mmcf as of December 31, 2022 and is $2.24 per mmcf as of May 1, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which we believe will result in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We intend to relocate these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with two relocations and recontractings already occurring as of May 8, 2023. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

2.Interim Financial Information

These unaudited consolidated financial statements include the accounts of the Company and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. In management’s opinion, these financial statements contain all adjustments necessary for a fair statement of our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.

As we had no items of other comprehensive income in any period presented, no other components of comprehensive income is presented.

Interim results for the three months ended March 31, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. We adopted ASU 2016-13 on January 1, 2023. Trade receivables (including the allowance for credit losses) are the only financial instrument in scope for ASU 2016-13 for the Company. The Company evaluated historical losses to develop our allowance for credit losses and will continue to monitor current conditions to estimate our future expected credit losses. The adoption of this guidance did not have a material impact to the Company as it did not result in a transition adjustment as of January 1, 2023. As of March 31, 2023, our total allowance for credit losses was $31.0 thousand.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance enhances transparency of an entity’s use of supplier finance programs by requiring quarterly and annual disclosures about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts annually, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Effective January 1, 2023, we completed our assessment and adopted this standard concluding that it is not applicable to the Company at this time as we currently have no supplier finance programs in place.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Dayrate drilling	$60,242	$32,055
Mobilization	1,371	1,270
Reimbursables	1,902	1,666
Capital modification	218	—
Other	23	—
Total revenue	$63,756	$34,991

Three customers accounted for approximately 14%, 12% and 11% of consolidated revenue for the three months ended March 31, 2023. Three customers accounted for approximately 22%, 13% and 10% of consolidated revenue for the three months ended March 31, 2022.

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days. The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of March 31, 2023 or December 31, 2022.

	March 31,	December 31,
(in thousands)	2023	2022
Receivables, which are included in “Accounts receivable”	$41,849	$39,732
Contract liabilities, which are included in “Accrued liabilities”	$(1,369)	$(1,158)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue recognized that was included in contract liabilities at beginning of period	$540	$505
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(751)	$(1,664)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2023	2024	2025	2026
Revenue	$1,365	$4	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.7 million and $0.3 million on our consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, contract costs increased by $0.9 million and we amortized $0.5 million of contract costs. During the three months ended March 31, 2022, contract costs increased by $2.0 million, and we amortized $1.2 million of contract costs.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$191	$194
Short-term lease expense	1,730	1,397
Variable lease expense	162	123

Finance lease expense:
Amortization of right-of-use assets	$555	$315
Interest expense on lease liabilities	73	114
Total finance lease expense	628	429
Total lease expense	$2,711	$2,143

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$196	$186
Operating cash flows from finance leases	$73	$113
Financing cash flows from finance leases	$650	$1,194

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$618	$—
Finance leases	$51	$604

Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Operating leases:
Other long-term assets, net	$1,435	$976

Accrued liabilities	$967	$751
Other long-term liabilities	580	373
Total operating lease liabilities	$1,547	$1,124

Finance leases:
Property, plant and equipment	$7,358	$7,307
Accumulated depreciation	(2,596)	(1,994)
Property, plant and equipment, net	$4,762	$5,313

Current portion of long-term debt	$2,071	$2,485
Long-term debt	1,293	1,599
Total finance lease liabilities	$3,364	$4,084

Weighted-average remaining lease term
Operating leases	1.8 years	1.6 years
Finance leases	1.4 years	1.6 years

Weighted-average discount rate
Operating leases	9.99%	10.86%
Finance leases	8.11%	8.12%

Maturities of lease liabilities at March 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$837	1,924
2024	673	1,121
2025	161	560
2026	10	9
Total cash lease payment	1,681	3,614
Less: imputed interest	(134)	(250)
Total lease liabilities	$1,547	$3,364

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of March 31, 2023 and December 31, 2022. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, which are determined to be Level 1 measurements, approximate their carrying value because of the short-term nature of these instruments.

The estimated fair value of our Revolving ABL Credit Facility was $18.8 million and $11.9 million, as of March 31, 2023 and December 31, 2022, respectively, and are determined to be Level 3 measurements as our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. To determine the fair value of our outstanding floating rate debt as of March 31, 2023, we utilized a credit spread of 436 bps on the Revolving ABL Credit Facility based on an analysis of credit spreads of comparably rated public debt items as well as the original issuance price of the debt. We utilized a credit spread of 493 bps to determine the fair value of our Revolving ABL Credit Facility as of December 31, 2022.

The estimated fair value of our Convertible Notes was estimated as $169.2 million and $159.2 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Convertible Notes is also determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of March 31, 2023 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (60.7%), risk-free rate (3.8%), and credit spread (3,184 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2022 included, but were not limited to our share price, expected price volatility (59.0%), risk-free rate (4.2%) and credit spread (3,262 bps) relative to our credit rating.

Recurring Fair Value Measurements

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with Accounting Standards Codification (“ASC”) 815 as of March 18, 2022. Accordingly, on the issuance date of the Convertible Notes, March 18, 2022, we recorded the fair value of the embedded derivative liability of $75.7 million, in our consolidated balance sheet. The change in fair value of the embedded derivative liability was assessed quarterly and recorded in our consolidated statement of operations as “Change in fair value of embedded derivative liability” until the features underlying the instrument were exercised, redeemed, cancelled or expired. In the first quarter of 2022, we recognized a loss of $1.9 million representing the estimated change in the fair value of the embedded derivative liability between March 18, 2022 and March 31, 2022.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. Accordingly, in the second quarter of 2022, we recognized an additional loss of $2.4 million representing the change in fair value of the embedded derivative liability for the period between March 31, 2022 and June 8, 2022. We recorded the extinguishment of the embedded derivative liability by reclassifying $69.2 million to stockholders’ equity, representing the fair value of the conversion rate feature of the derivative liability on our balance sheet, as the conversion rate feature then met the criteria to be classified as equity during the second quarter of 2022. We recognized a gain on extinguishment of the derivative liability of $10.8 million in our consolidated statement of operations associated with the PIK interest rate feature of the embedded derivative liability during the second quarter of 2022. As of March 31, 2023 and December 31, 2022, we had no embedded derivative liability recorded.

The fair value of the embedded derivative liability as of March 31, 2022 was estimated using a “with and without” approach:

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

The significant unobservable inputs used in the fair value measurement of our embedded derivative liability as of March 31, 2022 were a volatility rate of 57.5%, a credit spread of 3,481 basis points and a risk-free rate of 2.4%. The expected volatility was estimated based on the historical volatility of our common stock and the remaining term of the Convertible Notes of 4.0 years at March 31, 2022.

There were no transfers between fair value measurement levels during the first quarter of 2023.

See Note 9 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of March 31, 2023 and December 31, 2022 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid insurance	$2,406	$3,796
Prepaid other	785	656
Deferred mobilization costs	679	283
Other current assets	1	1
	$3,871	$4,736

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued salaries and other compensation	$4,692	$6,908
Insurance	1,600	3,002
Deferred mobilization revenues	1,368	1,003
Property and other taxes	2,511	3,621
Interest	145	101
Operating lease liability - current	967	751
Other	2,266	2,222
	$13,549	$17,608

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Convertible Notes due March 18, 2026	$181,785	$170,166
Revolving ABL Credit Facility due September 30, 2025	18,798	11,811
Finance lease obligations	3,364	4,084
	203,947	186,061
Less: Convertible Notes issuance costs and debt discount	(37,975)	(40,353)
Less: current portion of finance leases	(2,071)	(2,485)
Long-term debt	$163,901	$143,223

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $181.8 million of Convertible Notes outstanding as of March 31, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022 and March 31, 2023, resulting in the issuance of additional $12.7 million and $11.6 million principal amount of Convertible Notes, respectively.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 108% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) if relating to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of March 31, 2023.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to an embedded derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2023 is 22.5%. For the three months ended March 31, 2023, the contractual interest expense was $5.9 million; the amortization of the debt discount was $1.8 million; and the amortization of the issuance costs was $0.6 million.

Embedded Derivative Liability

The Convertible Notes contained the following embedded features upon issuance: (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features met all three criteria in ASC 815-15-25-1 and therefore required bifurcation. Accordingly, as of the Convertible Notes issuance date, we recorded an embedded derivative liability representing the increase in the conversion rate feature and the decrease in PIK interest feature. The embedded derivative liability was presented as a non-current liability in our consolidated balance sheet as of March 31, 2022 and was adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. As of March 31, 2023 and December 31, 2022, we had no embedded derivative liability recorded. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2023, the weighted-average interest rate on our borrowings was 14.02%. At March 31, 2023, the borrowing base under our Revolving ABL Credit Facility was $34.2 million, and we had $15.4 million of availability remaining of our $40.0 million commitment on that date.

9.Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus

Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 4.6 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2023, approximately 865,514 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$1,374	$292
Cash-settled stock appreciation rights and performance-based phantom units	298	439
Total stock-based compensation	$1,672	$731

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2023, there was $0.4 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2023	13,446	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	13,446	$64.40

Time-based Restricted Stock Units

We have granted one to three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2023, there was $5.1 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2023	1,555,542	$4.22
Granted	272,736	4.00
Vested and converted	(442,193)	4.40
Forfeited	(115,959)	4.18
Outstanding at March 31, 2023	1,270,126	$4.12

Performance-Based and Market-Based Restricted Stock Units

In the first quarter of 2020, we granted three-year market-based restricted stock unit awards, where each unit represents the right to receive, at the end of a vesting period, up to two shares of ICD common stock with no exercise price. Exercisability of the market-based restricted stock unit awards is based on our total shareholder return (“TSR”) as measured against the TSR of a defined peer group over a three-year period. We used a Monte Carlo simulation model to value the TSR market-based restricted stock unit awards. The fair value of the performance-based restricted stock unit awards is based on the market price of our common stock on the date of grant. In the first quarter of 2023, 6,442 shares were vested and issued under these awards. The remaining shares were unearned and forfeited. There are no further vestings under this grant.

In the first quarter of 2023, we granted 299,411 three-year performance-based restricted stock unit awards with a market condition. Based on target shares of 173,570, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on December 31, 2025 subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. As these awards are performance-based with a market condition, we utilized a Monte Carlo simulation model to determine grant date fair value per share.

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2023, there was $0.7 million of unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 3.0 years.

The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2020 were a risk-free interest rate of 1.38%, an expected volatility of 68.5% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $12.42.

The assumptions used to value our FCF restricted stock unit awards granted during the three months ended March 31, 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2023	10,743	$12.42
Granted	299,411	4.47
Vested and converted	(6,442)	12.42
Forfeited	(4,301)	12.42
Outstanding at March 31, 2023	299,411	$4.47

Phantom Units

In the first quarter of 2023, we granted 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on December 31, 2025 subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $13.0 thousand of compensation expense in the three months ended March 31, 2023.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $14.0 thousand of compensation expense in the three months ended March 31, 2023.

In the first quarter of 2023, we granted 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $19.0 thousand of compensation expense in the three months ended March 31, 2023.

Time-Based Stock-Settled Stock Appreciation Rights

In the second quarter of 2022, we granted time-based, stock-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.19 per share, and vest one-third on March 18, 2023 and in equal quarterly increments thereafter, until fully vested on March 18, 2025. Because these SARs are stock-settled, they are classified as an “equity award” which are measured at their fair value at the grant date and are fixed and not revalued unless the award is modified.

The assumptions used in calculating the fair value of time-based stock-settled SARs as of the grant date were a risk-free interest rate of 3.03%, an expected volatility factor of 103.3% and an expected dividend yield of 0.0%.

Changes to our time-based stock-settled SARs outstanding during the three months ended March 31, 2023 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2023	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2023	1,421,740	$2.83
Exercisable at March 31, 2023	473,912	$2.83
Non-vested at January 1, 2023	1,421,740	$2.83
Vested	473,912	2.83
Non-vested at March 31, 2023	947,828	$2.83

The number of stock-settled SARs exercisable at March 31, 2023 was 0.5 million with a weighted average remaining contractual life of 6.0 years. As of March 31, 2023, there was $2.8 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 1.1 years.

Time-Based Cash-Settled Stock Appreciation Rights

In the first quarter of 2021, we granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement.

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

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs using the Monte Carlo simulation model:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Remaining term to maturity	4.9 years	5.1 years
Expected volatility factor	115.9%	113.0%
Expected dividend yield	—%	—%
Risk-free interest rate	3.58%	3.95%

Changes to our time-based cash-settled SARs outstanding during the three months ended March 31, 2023 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2023	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2023	2,885,722	$5.73
Exercisable at March 31, 2023	1,928,330	$5.73

As of March 31, 2023, there was $0.8 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 0.5 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of March 31, 2023, we had a total of 14,062,394 shares of common stock, $0.01 par value, outstanding. We also had 85,092 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income (loss) (numerator):	$12	$(58,796)
Income (loss) per share:
Basic	$0.00	$(5.20)
Diluted	$0.00	$(5.20)
Shares (denominator):
Weighted average common shares outstanding - basic	13,865	11,303
Weighted average common shares outstanding - diluted	13,881	11,303

The following number of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
Potentially dilutive securities excluded as anti-dilutive	39,230	4,888

11.Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective tax rate was (20.0)% for the three months ended March 31, 2023 and 1.2% for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items. Our effective rate for the three months ended March 31, 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets as well as permanent differences related to the certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2023 but has less of an impact as a significant loss on extinguishment of debt was recorded in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12.Commitments and Contingencies

Purchase Commitments

As of March 31, 2023, we had outstanding purchase commitments to a number of suppliers totaling $5.1 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2023.

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

13.Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The expense incurred for this defined contribution plan was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

14.Related Parties

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 6, 2023 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part I “Item 1A. Risk Factors” or in other parts of the Form 10-K.

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

As of March 31, 2023, our rig fleet includes 26 marketed AC powered (“AC”) rigs, plus additional idle AC rigs that require significant upgrades in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions.

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

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of May 1, 2023, oil was $75.65 per barrel.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf on August 22, 2022, but fell to $3.52 per mmcf as of December 31, 2022 and is $2.24 per mmcf as of May 1, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which we believe will result in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We intend to relocate these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with two relocations and recontractings already occurring as of May 8, 2023. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

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

customers, reactivation and decommissioning of rigs, including transition costs between basins, and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Revenues	$63,756	$34,991
Costs and expenses
Operating costs	37,460	27,165
Selling, general and administrative	6,727	5,228
Depreciation and amortization	10,854	9,751
Gain on disposition of assets, net	(14)	(516)
Total cost and expenses	55,027	41,628
Operating income (loss)	8,729	(6,637)
Interest expense	(8,719)	(4,675)
Loss on extinguishment of debt	—	(46,347)
Change in fair value of embedded derivative liability	—	(1,857)
Income (loss) before income taxes	10	(59,516)
Income tax benefit	(2)	(720)
Net income (loss)	$12	$(58,796)

Other financial and operating data
Number of marketed rigs (end of period) (1)	26	24
Rig operating days (2)	1,744	1,463
Average number of operating rigs (3)	19.4	16.3
Rig utilization (4)	75%	68%
Average revenue per operating day (5)	$34,870	$21,823
Average cost per operating day (6)	$19,205	$16,069
Average rig margin per operating day	$15,665	$5,754
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
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of out-of-pocket costs paid by customers of $3.0 million and $3.1 million during the three months ended March 31, 2023 and 2022, respectively.
(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $3.0 million and $3.1 million during the three months ended March 31, 2023 and 2022, respectively; (ii) overhead costs of $0.4 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively; and (iii) rig decommissioning and transition costs between basins of $0.6 million and zero during the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $63.8 million, representing a 82.2% increase as compared to revenues of $35.0 million for the three months ended March 31, 2022. This increase was primarily attributable to increases in contractual dayrates driven by improving demand for our contract drilling services and an increase in operating days resulting from the reactivation of rigs in 2022 (such increase in days noted below). Revenue per day increased by 59.8% to $34,870 during the three months ended March 31, 2023, as compared to revenue per day of $21,823 during the three months ended March 31, 2022.

Operating Costs

Operating costs for the three months ended March 31, 2023 were $37.5 million, representing a 37.9% increase as compared to operating costs of $27.2 million for the three months ended March 31, 2022. This increase was primarily attributable to an increase in operating days to 1,744 days for the three months ended March 31, 2023 as compared to 1,463 days in the prior year comparable period as well as higher per day operating expenses. We also incurred approximately $0.6 million in costs associated with transitioning rigs from the Haynesville to the Permian Basin during the three months ended March 31, 2023. Operating costs per day increased to $19,205 during the three months ended March 31, 2023, representing a 19.5% increase compared to cost per operating day of $16,069 for the three months ended March 31, 2022. This increase in cost per operating day was primarily attributable to higher personnel costs driven by a much tighter labor market compared to the prior year period and inflationary pressures.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2023 were $6.7 million, representing a 28.7% increase as compared to selling, general and administrative expense of $5.2 million for the three months ended March 31, 2022. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to higher stock-based compensation expense associated primarily with awards granted in the second quarter of 2022 and the first quarter of 2023 and higher professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2023 was $10.9 million, representing a 11.3% increase compared to depreciation and amortization expense of $9.8 million for the three months ended March 31, 2022. The increase in depreciation and amortization expense is primarily the result of asset additions related to reactivated rigs in 2022.

Interest Expense

Interest expense was $8.7 million for the three months ended March 31, 2023 and $4.7 million for the three months ended March 31, 2022. The increase in the current period primarily relates to higher interest rates and principal debt associated with the Convertible Notes issued on March 18, 2022, as well as non-cash amortization of debt discount and deferred financing costs associated with the Convertible Notes. Approximately $2.4 million of non-cash amortization was recorded during the three months ended March 31, 2023 compared to $0.4 million of non-cash amortization during the three months ended March 31, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $46.3 million for the three months ended March 31, 2022. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million during the quarter ended March 31, 2022. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan facility and the fair value of the embedded derivatives attributable to the affiliates of our prior Term loan facility.

Change in Fair Value of Embedded Derivative Liability

We recognized a loss of $1.9 million for the three months ended March 31, 2022 related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes, March 18, 2022, and March 31, 2022. See “Embedded Derivative Liability” in Liquidity and Capital Resources.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax expense benefit for the three months ended March 31, 2023 amounted to $2.0 thousand as compared to income tax benefit of $0.7 million for the three months ended March 31, 2022. Our effective tax rates for the three months ended March 31, 2023 and 2022 were (20.0)% and 1.2%, respectively. Our effective tax rate for the three months ended March 31, 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items. Our effective rate for the three months ended March 31, 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets as well as permanent differences related to the certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2023 but has less of an impact as a significant loss on extinguishment of debt was recorded in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity at March 31, 2023 was $22.1 million, consisting of cash on hand of $6.7 million and $15.4 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $34.2 million.

During the first quarter of 2023, cash flow from operations was positive. On March 31, 2023, we paid in-kind the $11.6 million interest payment due under our Convertible Notes.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, and working capital and general corporate purposes.

We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for at least the next twelve months and periods subsequent to such.

Net Cash Provided by (Used In) Operating Activities

Cash provided by operating activities was $13.6 million for the three months ended March 31, 2023 compared to cash used in operating activities of $1.7 million for the three months ended March 31, 2022. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt issuance costs and debt discount. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2023 were higher as a result of a decrease in net loss of $58.8 million, adjusted for non-cash items, of $26.6 million for the three months ended March 31, 2023, compared to $61.3 million for non-cash items for the three months ended March 31, 2022, which included $46.3 million of non-cash extinguishment of debt. Working capital changes decreased cash flows from operating activities by $13.0 million for the three months ended March 31, 2023 and decreased cash flows from operating activities by $4.2 million for the three months ended March 31, 2022.

Net Cash Used In Investing Activities

Cash used in investing activities was $18.1 million for the three months ended March 31, 2023 and $5.7 million for the three months ended March 31, 2022. During the first three months of 2023, cash payments of $18.8 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million. During the 2022 period, cash payments of $6.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.6 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5.9 million for the three months ended March 31, 2023 and $12.6 million for the three months ended March 31, 2022. During the first three months of 2023, we received proceeds from borrowings under our revolving credit facility of $11.3 million. These proceeds were offset by repayments under our revolving credit facility of $4.3 million, restricted stock units withheld for taxes paid of $0.4 million and payments for finance lease obligations of $0.7 million. During the first three months of 2022, we received proceeds from borrowings under our new Convertible Notes of $157.5 million, proceeds from borrowings under our revolving credit facility of $1.5 million, and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.4 million. These proceeds were offset by repayment of our term loan of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $6.6 million, repayments under our revolving credit facility of $2.0 thousand, restricted stock units withheld for taxes paid of $32.0 thousand and payments for finance lease obligations of $1.2 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $181.8 million of Convertible Notes outstanding as of March 31, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a payment in-kind, or “PIK,” interest rate of SOFR plus 9.5%. We have the right, at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. We elected to PIK outstanding interest as of September 30, 2022 and March 31, 2023, resulting in the issuance of additional $12.7 million and $11.6 million principal amount of Convertible Notes, respectively.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. The Indenture also includes an optional redemption right (the “Company Redemption Right”) that permits us to redeem on one or more occasions during the period beginning September 19, 2022 and ending September 19, 2023, up to $25 million aggregate principal amount of notes at redemption price of 108% of par, plus accrued and unpaid interest. The Mandatory Offer Requirement is reduced by the amount of any Convertible Notes repurchased pursuant to our Redemption Right. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) if relating to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of March 31, 2023.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to an embedded derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount is amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2023 is 22.5%. For the three months ended March 31, 2023, the contractual interest expense was $5.9 million; the amortization of the debt discount was $1.8 million; and the amortization of the issuance costs was $0.6 million.

Embedded Derivative Liability

The Convertible Notes contained the following embedded features upon issuance: (i) an increase of the noteholder’s optional conversion rate for the Convertible Notes from 197.23866 shares of common stock per $1,000 principal amount of Convertible Notes ($5.07 per share) to 221.72949 shares of Common Stock per $1,000 principal amount of Convertible Notes ($4.51 per share) following the receipt of the Shareholder Approval, (ii) a decrease in the PIK interest rate from SOFR plus 14.0% to SOFR plus 9.5% following receipt of the Shareholder Approval, (iii) a conversion feature associated with the MOIC condition in the event of a Qualified Merger and (iv) a contingent interest feature as a result of violations of credit-risk related covenants. We evaluated these embedded features under the guidance of ASC 815 and determined that they required bifurcation at fair value. However, management determined the probability of a Qualified Merger to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero. Management also evaluated the contingent interest feature and determined the likelihood of payment to be remote. Accordingly, the fair value of the contingent interest feature was also estimated to be zero. Lastly, management evaluated the conversion rate feature and the decrease in PIK interest feature and determined that these embedded features met all three criteria in ASC 815-15-25-1 and therefore required bifurcation. Accordingly, as of the Convertible Notes issuance date, we recorded an embedded derivative liability representing the increase in the conversion rate feature and the decrease in PIK interest feature. The embedded derivative liability was presented as a non-current liability in our consolidated balance sheet as of March 31, 2022 and was adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of our consolidated statements of operations.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. Accordingly, in the second quarter of 2022, we recognized an additional loss of $2.4 million representing the change in fair value of the embedded derivative liability for the period between March 31, 2022 and June 8, 2022. We recorded the extinguishment of the embedded derivative liability by reclassifying $69.2 million to stockholders’ equity, representing the fair value of the conversion rate feature of the embedded derivative liability on our balance sheet, as the conversion rate feature then met the criteria to be classified as equity during the second quarter of 2022. We recognized a gain on extinguishment of the embedded derivative liability of $10.8 million in our consolidated statement of operations associated with the PIK interest rate feature of the embedded derivative liability during the second quarter of 2022. As of March 31, 2023 and December 31, 2022, we had no embedded derivative liability recorded. See Note 5 “Financial Instruments and Fair Value” in Form 10-Q for the period ended March 31, 2023 for additional information.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2023, the weighted-average interest rate on our borrowings was 14.02%. At March 31, 2023, the borrowing base under our Revolving ABL Credit Facility was $34.2 million, and we had $15.4 million of availability remaining of our $40.0 million commitment on that date.

Additionally, included in our long-term debt are finance leases. These leases generally have initial terms of 36 months and are paid monthly.

Other Matters

Off-Balance Sheet Arrangements

We are party to certain arrangements defined as “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. These arrangements relate to non-cancelable operating leases and unconditional purchase obligations not fully reflected on our balance sheets (see Note 4 “Leases” and Note 12 “Commitments and Contingencies” for additional information).

Recent Accounting Pronouncements

See Note 2 “Interim Financial Information – Recent Accounting Pronouncements” for information on recent accounting pronouncements.

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

Interest Rate Risk

Total long-term debt at March 31, 2023 included $200.6 million of floating-rate debt attributed to borrowings at an average interest rate of 14.02%. As a result, our annual interest cost in 2023 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 15.43%) would be approximately $2.8 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2023; however, there are no assurances that possible rate changes would be limited to such amounts.

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

Our business, operating results and financial conditions are subject to various risks outlined in this Current Report on Form 10-Q under Part II, Item 1A “Risk Factors”, as well as the risk factors outlined in our Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks related to our business set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2022. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of July 18, 2018, by and among Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub LLC, and Sidewinder Drilling, LLC. (Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on July 19, 2018 (File No. 001-36590))

3.1

Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590))

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590))

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020. (Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 11, 2020 (File No. 001-36590))

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc., dated as of June 8, 2022. (Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 8, 2022 (File No. 001-36590))

3.5

Third Amended and Restated Bylaws of Independence Contract Drilling, Inc., effective as of February 28, 2023 ((Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 2, 2023 (File No. 001-36590))

10.1*†	Form of FCF/TSR Performance Award

10.2*†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with J. Anthony Gallegos

10.3*†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Scott A. Keller

10.4*†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Philip A Dalrymple

10.5*†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Katherine Kokenes

10.6

Second Supplemental Indenture dated February 23, 2023, by and among the Company, the Guarantor thereto, and U.S. Bank Trust Company National Association ((Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 27, 2023 (File No. 001-36590))

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

Date: May 9, 2023