Form 10-Q
period 2023-06-30
Independence Contract Drilling, Inc.
filed 2023-08-03
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

14,084,850 shares of the registrant’s Common Stock were outstanding as of July 28, 2023.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$5,584	$5,326
Accounts receivable	34,510	39,775
Inventories	1,663	1,508
Assets held for sale	—	325
Prepaid expenses and other current assets	2,732	4,736
Total current assets	44,489	51,670
Property, plant and equipment, net	372,226	376,084
Other long-term assets, net	3,521	1,960
Total assets	$420,236	$429,714
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,947	$2,485
Accounts payable	18,301	31,946
Accrued liabilities	11,813	17,608
Total current liabilities	32,061	52,039
Long-term debt	155,235	143,223
Deferred income taxes, net	11,895	12,266
Other long-term liabilities	8,276	7,474
Total liabilities	207,467	215,002
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 14,150,819 and 13,698,851 shares issued, respectively, and 14,065,727 and 13,613,759 shares outstanding, respectively	141	136
Additional paid-in capital	619,807	617,606
Accumulated deficit	(403,246)	(399,097)
Treasury stock, at cost, 85,092 shares and 85,092 shares, respectively	(3,933)	(3,933)
Total stockholders’ equity	212,769	214,712
Total liabilities and stockholders’ equity	$420,236	$429,714

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$56,356	$42,313	$120,112	$77,304
Costs and expenses
Operating costs	33,827	28,904	71,287	56,069
Selling, general and administrative	5,224	4,860	11,951	10,088
Depreciation and amortization	11,405	9,848	22,259	19,599
Loss (gain) on disposition of assets, net	2,007	(582)	1,993	(1,098)
Total costs and expenses	52,463	43,030	107,490	84,658
Operating income (loss)	3,893	(717)	12,622	(7,354)
Interest expense	(8,251)	(8,232)	(16,970)	(12,907)
Loss on extinguishment of debt	—	—	—	(46,347)
Change in fair value of embedded derivative liability	—	(2,408)	—	(4,265)
Realized gain on extinguishment of derivative	—	10,765	—	10,765
Loss before income taxes	(4,358)	(592)	(4,348)	(60,108)
Income tax (benefit) expense	(197)	2,199	(199)	1,479
Net loss	$(4,161)	$(2,791)	$(4,149)	$(61,587)
Loss per share:
Basic and diluted	$(0.30)	$(0.21)	$(0.30)	(4.95)
Weighted average number of common shares outstanding:
Basic and diluted	14,050	13,590	13,951	12,453

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	448,635	5	(390)	—	—	(385)
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(34)	—	—	(34)
Stock-based compensation	—	—	1,374	—	—	1,374
Net income	—	—	—	12	—	12
Balances at March 31, 2023	14,062,394	$141	$618,556	$(399,085)	$(3,933)	$215,679
Restricted stock forfeiture	—	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	3,333	—	(4)	—	—	(4)
Stock-based compensation	—	—	1,255	—	—	1,255
Net loss	—	—	—	(4,161)	—	(4,161)
Balances at June 30, 2023	14,065,727	$141	$619,807	$(403,246)	$(3,933)	$212,769

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(33)	—	—	(32)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,350	—	—	3,360
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Stock-based compensation	—	—	292	—	—	292
Net loss	—	—	—	(58,796)	—	(58,796)
Balances at March 31, 2022	13,617,005	$136	$545,575	$(392,572)	$(3,923)	$149,216
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(205)	—	—	(205)
Extinguishment of derivative	—	—	69,232	—	—	69,232
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(2,791)	—	(2,791)
Balances at June 30, 2022	13,617,005	$136	$615,130	$(395,363)	$(3,923)	$215,980

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,149)	$(61,587)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	22,259	19,599
Stock-based compensation	2,852	1,203
Loss (gain) on disposition of assets, net	1,993	(1,098)
Non-cash interest expense	11,619	3,193
Loss on extinguishment of debt	—	46,347
Amortization of deferred financing costs	55	285
Amortization of Convertible Notes debt discount and issuance costs	3,546	2,350
Change in fair value of embedded derivative liability	—	4,265
Gain on extinguishment of derivative	—	(10,765)
Deferred income taxes	(371)	1,479
Changes in operating assets and liabilities
Accounts receivable	5,265	(4,609)
Inventories	(208)	(206)
Prepaid expenses and other assets	157	2,516
Accounts payable and accrued liabilities	(7,964)	(509)
Net cash provided by operating activities	35,054	2,463
Cash flows from investing activities
Purchases of property, plant and equipment	(31,164)	(12,125)
Proceeds from the sale of assets	1,546	1,982
Net cash used in investing activities	(29,618)	(10,143)
Cash flows from financing activities
Proceeds from issuance of Convertible Notes	—	157,500
Payments to redeem Convertible Notes	(5,000)	—
Repayments under Term Loan Facility	—	(139,076)
Borrowings under Revolving ABL Credit Facility	17,249	1,526
Repayments under Revolving ABL Credit Facility	(15,560)	(2)
Payment of merger consideration	—	(2,902)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	(34)	3,155
Taxes paid for vesting of RSUs	(389)	(32)
Convertible Notes issuance costs	—	(7,057)
Payments for finance lease obligations	(1,444)	(2,278)
Net cash (used in) provided by financing activities	(5,178)	10,834
Net increase in cash and cash equivalents	258	3,154
Cash and cash equivalents
Beginning of period	5,326	4,140
End of period	$5,584	$7,294

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,138	$4,493
Cash paid during the period for taxes	$639	$—
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(11,092)	$1,130
Additions to property, plant and equipment through finance leases	$1,359	$1,367
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(100)	$(77)
Initial embedded derivative liability upon issuance of Convertible Notes	$—	$75,733
Shares issued for structuring fee	$—	$9,163

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

Market Conditions

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, business conditions began to improve rapidly in late 2021 which led to improved dayrates and margins for contract drilling services during 2022 and 2023.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of July 24, 2023, oil was $78.81 per barrel.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf on August 22, 2022, but fell to $3.52 per mmcf as of December 31, 2022 and was $2.68 per mmcf as of July 24, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which has resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We began relocating a portion of these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with three recontractings already occurring as of June 30, 2023. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

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

Interim results for the three and six months ended June 30, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as additional guidance on the measurement of credit losses on financial instruments. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. We adopted ASU 2016-13 on January 1, 2023. Trade receivables (including the allowance for credit losses) are the only financial instrument in scope for ASU 2016-13 for the Company. We evaluated historical losses to develop our allowance for credit losses and will continue to monitor current conditions to estimate our future expected credit losses. The adoption of this guidance did not have a material impact to us as it did not result in a transition adjustment as of January 1, 2023. As of June 30, 2023, our total allowance for credit losses was zero.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance enhances transparency of an entity’s use of supplier finance programs by requiring quarterly and annual disclosures about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts annually, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Effective January 1, 2023, we completed our assessment and adopted this standard concluding that it is not applicable to us at this time as we currently have no supplier finance programs in place.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Dayrate drilling	$46,395	$38,457	$106,637	$70,512
Mobilization	2,565	1,603	3,936	2,873
Reimbursables	2,224	2,091	4,126	3,757
Early termination	5,131	—	5,131	—
Capital modification	11	162	229	162
Other	30	—	53	—
Total revenue	$56,356	$42,313	$120,112	$77,304

Two customers accounted for approximately 23% and 10% of consolidated revenue for the three months ended June 30, 2023 and two customers accounted for approximately 17% and 11% of consolidated revenue for the six months ended June 30, 2023. Four customers accounted for approximately 18%, 13%, 12% and 10% of consolidated revenue for the three months ended June 30, 2022 and three customers accounted for approximately 17%, 13% and 13% of consolidated revenue for the six months ended June 30, 2022.

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days. The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of June 30, 2023 or December 31, 2022.

	June 30,	December 31,
(in thousands)	2023	2022
Receivables, which are included in “Accounts receivable”	$34,292	$39,732
Contract liabilities, which are included in “Accrued liabilities”	$(1,089)	$(1,158)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue recognized that was included in contract liabilities at beginning of period	$374	$1,544	$915	$540
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(95)	$(93)	$(846)	$(248)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2023	2024	2025	2026
Revenue	$1,089	$—	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.7 million and $0.3 million on our consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, contract costs increased by $0.7 million and $1.6 million, respectively, and we amortized $0.7 million and $1.2 million of contract costs, respectively. During the three and six months ended June 30, 2022, contract costs increased by $0.1 million and $2.1 million, respectively, and we amortized $1.4 million and $2.6 million of contract costs, respectively.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$298	$193	$489	$387
Short-term lease expense	1,933	1,268	3,662	2,665
Variable lease expense	149	133	311	256

Finance lease expense:
Amortization of right-of-use assets	$651	$330	$1,206	$645
Interest expense on lease liabilities	75	99	148	213
Total finance lease expense	726	429	1,354	858
Total lease expense	$3,106	$2,023	$5,816	$4,166

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$432	$364
Operating cash flows from finance leases	$148	$211
Financing cash flows from finance leases	$1,444	$2,278

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$2,106	$153
Finance leases	$1,359	$1,367

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Operating leases:
Other long-term assets, net	$2,689	$976

Accrued liabilities	$985	$751
Other long-term liabilities	1,813	373
Total operating lease liabilities	$2,798	$1,124

Finance leases:
Property, plant and equipment	$8,386	$7,307
Accumulated depreciation	(3,082)	(1,994)
Property, plant and equipment, net	$5,304	$5,313

Current portion of long-term debt	$1,947	$2,485
Long-term debt	1,757	1,599
Total finance lease liabilities	$3,704	$4,084

Weighted-average remaining lease term
Operating leases	3.7 years	1.6 years
Finance leases	1.8 years	1.6 years

Weighted-average discount rate
Operating leases	8.92%	10.86%
Finance leases	8.13%	8.12%

Maturities of lease liabilities at June 30, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$602	1,343
2024	1,086	1,440
2025	516	918
2026	401	338
2027	370	—
Thereafter	285	—
Total cash lease payment	3,260	4,039
Less: imputed interest	(462)	(335)
Total lease liabilities	$2,798	$3,704

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of June 30, 2023 and December 31, 2022. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, which are determined to be Level 1 measurements, approximate their carrying value because of the short-term nature of these instruments.

The following table summarizes the carrying value and fair value of our long-term debt as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Convertible Notes	$176,785	$167,000	$170,166	$159,200
Revolving ABL Credit Facility	$13,500	$13,500	$11,811	$11,870

The fair value of the Convertible Notes is also determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of June 30, 2023 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (60.3%), risk-free rate (4.6%), and credit spread (2,837 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2022 included, but were not limited to our share price, expected price volatility (59.0%), risk-free rate (4.2%) and credit spread (3,262 bps) relative to our credit rating.

The fair value of our Revolving ABL Credit Facility is determined to be a Level 3 measurement as our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. To determine the fair value of our outstanding floating rate debt as of June 30, 2023, we utilized a credit spread of 335 bps on the Revolving ABL Credit Facility based on an analysis of credit spreads of comparably rated public debt items as well as the original issuance price of the debt. We utilized a credit spread of 493 bps to determine the fair value of our Revolving ABL Credit Facility as of December 31, 2022.

Recurring Fair Value Measurements

As described in Note 8, we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with Accounting Standards Codification (“ASC”) 815 as of March 18, 2022. Accordingly, on the issuance date of the Convertible Notes, March 18, 2022, we recorded the fair value of the embedded derivative liability of $75.7 million, in our consolidated balance sheet. The change in the fair value of the embedded derivative liability was assessed quarterly and recorded in our consolidated statement of operations as “Change in fair value of embedded derivative liability” until the features underlying the instrument were exercised, redeemed, cancelled or expired. In the first quarter of 2022, we recognized a loss of $1.9 million representing the estimated change in the fair value of the embedded derivative liability between March 18, 2022 and March 31, 2022.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. Accordingly, in the second quarter of 2022, we recognized an additional loss of $2.4 million representing the change in fair value of the embedded derivative liability for the period between March 31, 2022 and June 8, 2022. We recorded the extinguishment of the embedded derivative liability by reclassifying $69.2 million to stockholders’ equity, representing the fair value of the conversion rate feature of the derivative liability on our balance sheet, as the conversion rate feature then met the criteria to be classified as equity during the second quarter of 2022. We recognized a gain on extinguishment of the derivative liability of $10.8 million in our consolidated statement of operations associated with the PIK interest rate feature of the embedded derivative liability during the second quarter of 2022. As of June 30, 2023 and December 31, 2022, we had no embedded derivative liability recorded.

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

The significant unobservable inputs used in the fair value measurement of our embedded derivative liability as of June 8, 2022 were a volatility rate of 58.9%, a credit spread of 3,570 basis points and a risk-free rate of 3.0%. The expected volatility was estimated based on the historical volatility of our common stock and the remaining term of the Convertible Notes of 3.7 years as of June 8, 2022.

There were no transfers between fair value measurement levels during the first or second quarters of 2023.

See Note 9 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived assets.

6.Inventories

All of our inventory as of June 30, 2023 and December 31, 2022 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid insurance	$1,053	$3,796
Deferred mobilization costs	664	283
Prepaid and other current assets	1,015	657
	$2,732	$4,736

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued salaries and other compensation	$4,063	$6,908
Insurance	918	3,002
Deferred mobilization revenues	1,089	1,003
Property and other taxes	1,996	3,621
Interest	93	101
Operating lease liability - current	985	751
Other	2,669	2,222
	$11,813	$17,608

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Convertible Notes due March 18, 2026	$176,785	$170,166
Revolving ABL Credit Facility due September 30, 2025	13,500	11,811
Finance lease obligations	3,704	4,084
	193,989	186,061
Less: Convertible Notes debt discount and issuance costs	(36,807)	(40,353)
Less: current portion of finance leases	(1,947)	(2,485)
Long-term debt	$155,235	$143,223

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $176.8 million of Convertible Notes outstanding as of June 30, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022 and March 31, 2023, resulting in the issuance of additional $12.7 million and $11.6 million principal amount of Convertible Notes, respectively. As the PIK interest due as of September 30, 2023 will result in the issuance of additional Convertible Notes, we have classified $6.5 million of accrued interest as of June 30, 2023 as “Other Long-Term Liabilities” on our consolidated balance sheet. As of December 31, 2022, accrued PIK interest of $5.8 million, which was due March 31, 2023 and resulted in the issuance of additional Convertible Notes, was classified as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. On June 30, 2023, our noteholders accepted our offer to redeem $5.0 million of Convertible Notes. As such, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On June 30, 2023, we borrowed $5.0 million under our Revolving ABL Credit Facility to refinance the accepted mandatory offering.

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

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) if relating to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of June 30, 2023.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes were accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to an embedded derivative liability. See “Embedded Derivative Liability.” The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, in the second quarter of 2022 we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount and issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of June 30, 2023 is 24.8%. For the three and six months ended June 30, 2023, the contractual interest expense was $6.6 million and $12.5 million, respectively, and the debt discount and issuance cost amortization was $1.2 million and $3.5 million, respectively. For the three and six months ended June 30, 2022, the contractual interest expense was $6.0 million and $6.9 million, respectively, and the debt discount and issuance cost amortization was $2.0 million and $2.4 million, respectively.

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

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. As of June 30, 2023 and December 31, 2022, we had no embedded derivative liability recorded. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of June 30, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of June 30, 2023, the weighted-average interest rate on our borrowings was 14.15%. As of June 30, 2023, the borrowing base under our Revolving ABL Credit Facility was $27.0 million, and we had $13.5 million of availability remaining of our $40.0 million commitment on that date.

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

Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2023, approximately 882,181 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$1,255	$528	$2,629	$820
Cash-settled stock appreciation rights and performance-based phantom units	(75)	(56)	223	383
Total stock-based compensation	$1,180	$472	$2,852	$1,203

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 Plan and 2019 Plan.

Time-based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2023, there was $0.2 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.3 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2023	13,446	$64.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	13,446	$64.40

Time-based Restricted Stock Units

We have granted one to three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2023, there was $4.2 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.8 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2023	1,555,542	$4.22
Granted	272,736	4.00
Vested and converted	(445,526)	4.40
Forfeited	(134,032)	4.16
Outstanding at June 30, 2023	1,248,720	$4.12

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

In the first quarter of 2023, we granted certain employees 299,411 three-year performance-based restricted stock unit awards with a market condition. Based on target shares of 173,570, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on December 31, 2025 subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. As these awards are performance-based with a market condition, we utilized a Monte Carlo simulation model to determine grant date fair value per share.

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2023, there was $0.3 million of unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The assumptions used to value our TSR market-based restricted stock unit awards granted during the year ended December 31, 2020 were a risk-free interest rate of 1.38%, an expected volatility of 68.5% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $12.42.

The assumptions used to value our FCF restricted stock unit awards on the grant date in the first quarter of 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2023	10,743	$12.42
Granted	299,411	4.47
Vested and converted	(6,442)	12.42
Forfeited	(4,301)	12.42
Outstanding at June 30, 2023	299,411	$4.47

Phantom Units

In the first quarter of 2023, we granted certain employees 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on December 31, 2025 subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $3.0 thousand and $16.0 thousand of compensation expense in the three and six months ended June 30, 2023, respectively.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $19.0 thousand and $33.0 thousand of compensation expense in the three and six months ended June 30, 2023, respectively.

In the first quarter of 2023, we granted independent directors 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. In the second quarter of 2023, 8,333 shares were forfeited due to the resignation of a director. As of June 30, 2023, there were 33,332 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $16.0 thousand and $35.0 thousand of compensation expense in the three and six months ended June 30, 2023, respectively.

Time-Based Stock-Settled Stock Appreciation Rights

In the second quarter of 2022, we granted time-based, stock-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.19 per share, and vested one-third on March 18, 2023 and in equal quarterly increments thereafter, until fully vested on March 18, 2025. Because these SARs are stock-settled, they are classified as an “equity award” which are measured at their fair value at the grant date and are fixed and not revalued unless the award is modified.

The assumptions used in calculating the fair value of time-based stock-settled SARs as of the grant date were a risk-free interest rate of 3.03%, an expected volatility factor of 103.3% and an expected dividend yield of 0.0%.

Changes to our time-based stock-settled SARs outstanding during the six months ended June 30, 2023 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2023	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at June 30, 2023	1,421,740	$2.83
Exercisable at June 30, 2023	592,392	$2.83
Non-vested at January 1, 2023	1,421,740	$2.83
Vested	592,392	2.83
Non-vested at June 30, 2023	829,348	$2.83

The number of stock-settled SARs exercisable at June 30, 2023 was 0.6 million with a weighted average remaining contractual life of 5.7 years. As of June 30, 2023, there was $2.4 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 0.9 years.

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

The following weighted-average assumptions were used in calculating the fair value of the time-based cash-settled SARs using the Monte Carlo simulation model:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Remaining term to maturity	4.6 years	5.1 years
Expected volatility factor	118.1%	113.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.16%	3.95%

Changes to our time-based cash-settled SARs outstanding during the six months ended June 30, 2023 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2023	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at June 30, 2023	2,885,722	$5.73
Exercisable at June 30, 2023	1,928,330	$5.73

As of June 30, 2023, there was $0.5 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 0.9 years.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of June 30, 2023, we had a total of 14,065,727 shares of common stock, $0.01 par value, outstanding. We also had 85,092 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss (numerator):	$(4,161)	$(2,791)	$(4,149)	$(61,587)
Loss per share:
Basic and diluted	$(0.30)	$(0.21)	$(0.30)	$(4.95)
Shares (denominator):
Weighted average common shares outstanding - basic	14,050	13,590	13,951	12,453
Weighted average common shares outstanding - diluted	14,050	13,590	13,951	12,453

The following number of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Potentially dilutive securities excluded as anti-dilutive	40,323	37,877	39,066	23,214

11.Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective tax rate was 4.5% and 4.6% for the three and six months ended June 30, 2023 and (371.5)% and (2.5)% for the three and six months ended June 30, 2022. Our effective tax rate for the three and six months ended June 30, 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items. Our effective rate for the three and six months ended June 30, 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets as well as permanent differences related to the certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2023 but has less of an impact as a significant loss on extinguishment of debt was recorded in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first and second quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12.Commitments and Contingencies

Purchase Commitments

As of June 30, 2023, we had outstanding purchase commitments to a number of suppliers totaling $1.6 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2023.

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

13.Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The expense incurred for this defined contribution plan was $0.4 million and $0.8 million for three and six months ended June 30, 2023, respectively. The expense incurred for this defined contribution plan for the three and six months ended June 30, 2022 was $0.3 million and $0.7 million, respectively.

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

As of June 30, 2023, our rig fleet includes 26 marketed AC powered (“AC”) rigs, plus additional idle AC rigs that require significant upgrades in order to meet our AC pad-optimal specifications that we do not plan to market absent a material improvement in market conditions.

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

Significant Developments

Market Conditions

Oil and natural gas prices were negatively impacted by the effects of the COVID-19 pandemic and significantly decreased the demand for drilling services in 2020 and early 2021. However, business conditions began to improve rapidly in late 2021 which led to improved dayrates and margins for contract drilling services during 2022 and 2023.

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of July 24, 2023, oil was $78.81 per barrel.

Recently, natural gas prices have fallen dramatically. Natural gas prices (Henry Hub) reached a high of $9.85 per mmcf on August 22, 2022, but fell to $3.52 per mmcf as of December 31, 2022 and was $2.68 per mmcf as of July 24, 2023. These commodity price declines, as well as take away capacity issues, have caused market conditions in the Haynesville Shale to weaken rapidly, which has resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. We began relocating a portion of these rigs to the Permian Basin where market conditions remain strong and where we believe we can recontract these rigs on attractive terms, with three recontractings already occurring as of June 30, 2023. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

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

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers, reactivation and decommissioning of rigs, including transition costs between basins, and rig construction costs are excluded from this measure.

●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues	$56,356	$42,313	$120,112	$77,304
Costs and expenses
Operating costs	33,827	28,904	71,287	56,069
Selling, general and administrative	5,224	4,860	11,951	10,088
Depreciation and amortization	11,405	9,848	22,259	19,599
Loss (gain) on disposition of assets, net	2,007	(582)	1,993	(1,098)
Total cost and expenses	52,463	43,030	107,490	84,658
Operating income (loss)	3,893	(717)	12,622	(7,354)
Interest expense	(8,251)	(8,232)	(16,970)	(12,907)
Loss on extinguishment of debt	—	—	—	(46,347)
Change in fair value of embedded derivative liability	—	(2,408)	—	(4,265)
Realized gain on extinguishment of derivative	—	10,765	—	10,765
Loss before income taxes	(4,358)	(592)	(4,348)	(60,108)
Income tax (benefit) expense	(197)	2,199	(199)	1,479
Net loss	$(4,161)	$(2,791)	$(4,149)	$(61,587)

Other financial and operating data
Number of marketed rigs (end of period) (1)	26	24	26	24
Rig operating days (2)	1,369	1,540	3,113	3,004
Average number of operating rigs (3)	15.0	16.9	17.2	16.6
Rig utilization (4)	58%	71%	66%	69%
Average revenue per operating day (5)	$34,467	$24,875	$34,693	$23,388
Average cost per operating day (6)	$19,005	$15,929	$19,117	$15,997
Average rig margin per operating day	$15,462	$8,946	$15,576	$7,391
(1)Marketed rigs exclude idle rigs that will not be reactivated unless market conditions materially improve.
(2)Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and six months ended June 30, 2023, there were 97.9 and 112.5 operating days in which we earned revenue on a standby basis, respectively. During the three and six months ended June 30, 2022, there were 19.4 and 23.2 days in which we earned revenue on a standby basis, respectively. During the second quarter ended June 30, 2023, the Company recognized $5.1 million of early termination revenue.
(3)Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(4)Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(5)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $4.0 million and $4.0 million during the three months ended June 30, 2023 and 2022, respectively, and $7.0 million and $7.1 million during the six months ended June 30, 2023 and 2022, respectively and (ii) early termination revenues of $5.1 million during the three months ended June 30, 2023 and $5.1 million during the six months ended June 30, 2023. There were no early termination revenues during the three and six months ended June 30, 2022.

(6)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $4.0 million and $4.0 million during the three months ended June 30, 2023 and 2022, respectively, and $7.0 million and $7.1 million during the six months ended June 30, 2023 and 2022, respectively; (ii) overhead costs of $0.9 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively; and (iii) rig decommissioning and transition costs between basins of $2.8 million and zero during the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and zero during the six months ended June 30, 2023 and 2022, respectively.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Revenues for the three months ended June 30, 2023 were $56.4 million, representing a 33.2% increase as compared to revenues of $42.3 million for the three months ended June 30, 2022. This increase was primarily attributable to increases in contractual dayrates driven by improving demand for our contract drilling services offset by a decrease in operating days as some of our fleet transitions from the Haynesville to the Permian Basin. Revenue per day increased by 38.6% to $34,467 during the three months ended June 30, 2023, as compared to revenue per day of $24,875 during the three months ended June 30, 2022.

Operating Costs

Operating costs for the three months ended June 30, 2023 were $33.8 million, representing a 17.0% increase as compared to operating costs of $28.9 million for the three months ended June 30, 2022. This increase was primarily attributable to higher per day operating expenses associated with higher personnel and repair and maintenance costs. We also incurred approximately $2.8 million in costs associated with transitioning rigs from the Haynesville to the Permian Basin during the three months ended June 30, 2023. Operating costs per day increased to $19,005 during the three months ended June 30, 2023, representing a 19.3% increase compared to cost per operating day of $15,929 for the three months ended June 30, 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2023 were $5.2 million, representing a 7.5% increase as compared to selling, general and administrative expense of $4.9 million for the three months ended June 30, 2022. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to higher professional fees and stock-based compensation expense associated with awards granted in the second quarter of 2022 and the first quarter of 2023, offset by lower incentive compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2023 was $11.4 million, representing a 15.8% increase compared to depreciation and amortization expense of $9.8 million for the three months ended June 30, 2022. The increase in depreciation and amortization expense is primarily the result of capital expenditures related to reactivated rigs in 2022 and 2023.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $2.0 million was recorded for the three months ended June 30, 2023 compared to a gain on the disposition of assets totaling $0.6 million for the three months ended June 30, 2022. In the current and prior year quarter, the loss and gain related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $8.3 million for the three months ended June 30, 2023 and $8.2 million for the three months ended June 30, 2022. The increase in the current quarter interest expense primarily relates to higher interest rates and higher principal debt balances compared to the prior periods. This was partially offset by lower non-cash amortization on the debt discount and issuance costs associated with the Convertible Notes. Non-cash amortization on the debt discount and issuance costs was $1.2 million and $2.0 million during the three months ended June 30, 2023 and 2022, respectively.

Change in Fair Value of Embedded Derivative Liability

In the second quarter of 2022, we recognized a loss of $2.4 million related to the change in fair value of the embedded derivative liability between March 31, 2022 and June 8, 2022. See “Embedded Derivative Liability” in Liquidity and Capital Resources.

Realized Gain on Extinguishment of Derivative

In the second quarter of 2022, we recognized a gain of $10.8 million related to the extinguishment of the variable component of the PIK interest rate feature of the derivative liability.

Income Tax (Benefit) Expense

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the three months ended June 30, 2023 amounted to $0.2 million as compared to income tax expense of $2.2 million for the three months ended June 30, 2022. Our effective tax rates for the three months ended June 30, 2023 and 2022 were 4.5% and (371.5)%, respectively. Our effective tax rate for the three months ended June 30, 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items. Our effective rate for the three months ended June 30, 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets as well as permanent differences related to the certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the second quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Revenues for the six months ended June 30, 2023 were $120.1 million, representing a 55.4% increase as compared to revenues of $77.3 million for the six months ended June 30, 2022. This increase was primarily attributable to increases in contractual dayrates driven by improving demand for our contract drilling services. Revenue per day increased by 48.3% to $34,693 during the six months ended June 30, 2023, as compared to revenue per day of $23,388 during the six months ended June 30, 2022.

Operating Costs

Operating costs for the six months ended June 30, 2023 were $71.3 million, representing a 27.1% increase as compared to operating costs of $56.1 million for the six months ended June 30, 2022. This increase was primarily attributable to higher per day operating expenses associated with higher personnel and repair and maintenance costs. We also incurred approximately $3.4 million in costs associated with transitioning rigs from the Haynesville to the Permian Basin during the six months ended June 30, 2023. Operating costs per day increased to $19,117 during the six months ended June 30, 2023, representing a 19.5% increase compared to cost per operating day of $15,997 for the six months ended June 30, 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2023 were $12.0 million, representing a 18.5% increase as compared to selling, general and administrative expense of $10.1 million for the six months ended June 30, 2022. This increase in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to higher professional fees and stock-based compensation expense associated with awards granted in the second quarter of 2022 and the first quarter of 2023, offset by lower incentive compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2023 was $22.3 million, representing a 13.6% increase compared to depreciation and amortization expense of $19.6 million for the six months ended June 30, 2022. The increase in depreciation and amortization expense is primarily the result of capital expenditures related to reactivated rigs in 2022 and 2023.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $2.0 million was recorded for the six months ended June 30, 2023 compared to a gain on the disposition of assets totaling $1.1 million for the six months ended June 30, 2022. In the current and prior year, the loss and gain related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $17.0 million for the six months ended June 30, 2023 and $12.9 million for the six months ended June 30, 2022. The increase in the current period interest expense primarily relates to higher interest rates and principal debt balances on the Convertible Notes compared to prior periods. This was partially offset by lower non-cash amortization on the debt discount and issuance costs associated with the Convertible Notes. Non-cash amortization on the debt discount and issuance costs was $3.5 million and $2.4 million during the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2022 also included $2.6 million of interest on our prior Term Loan which was repaid upon issuance of our Convertible Notes.

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

Change in Fair Value of Embedded Derivative Liability

We recognized a loss of $4.3 million for the six months ended June 30, 2022 related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes, March 18, 2022, and June 8, 2022. See “Embedded Derivative Liability” in Liquidity and Capital Resources.

Realized Gain on Extinguishment of Derivative

We recognized a gain of $10.8 million for the six months ended June 30, 2022 related to the extinguishment of the variable component of the PIK interest rate feature of the derivative liability.

Income Tax (Benefit) Expense

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the six months ended June 30, 2023 amounted to $0.2 million as compared to income tax expense of $1.5 million for the six months ended June 30, 2022. Our effective tax rates for the six months ended June 30, 2023 and 2022 were 4.6% and (2.5)%, respectively. Our effective tax rate for the six months ended June 30, 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items. Our effective rate for the six months ended June 30, 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets as well as permanent differences related to the certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2023 but has less of an impact as a significant loss on extinguishment of debt was recorded in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first half of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity as of June 30, 2023 was $19.1 million, consisting of cash on hand of $5.6 million and $13.5 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $27.0 million.

During the first six months of 2023, cash flow from operations was positive. On March 31, 2023, we paid in-kind the $11.6 million interest payment due under our Convertible Notes. On June 30, 2023, our noteholders accepted our mandatory offer to redeem $5.0 million of Convertible Notes plus accrued interest. As a result, we paid $5.0 million principal and $0.2 million in accrued interest in cash. We funded this redemption through borrowings under our Revolving ABL Credit Facility.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, and working capital and general corporate purposes.

We currently believe that the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for at least the next twelve months and periods subsequent to such.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $35.1 million for the six months ended June 30, 2023 compared to cash provided by operating activities of $2.5 million for the six months ended June 30, 2022. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt discount and debt issuance costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2023 were higher as a result of a decrease in net loss of $57.4 million, adjusted for non-cash items, of $42.0 million for the six months ended June 30, 2023, compared to $66.9 million for non-cash items for the six months ended June 30, 2022, which included $46.3 million of non-cash extinguishment of debt. Working capital changes decreased cash flows from operating activities by $2.8 million for the six months ended June 30, 2023 and decreased cash flows from operating activities by $2.8 million for the six months ended June 30, 2022.

Net Cash Used In Investing Activities

Cash used in investing activities was $29.6 million for the six months ended June 30, 2023 and $10.1 million for the six months ended June 30, 2022. During the first six months of 2023, cash payments of $31.2 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.5 million. During the 2022 period, cash payments of $12.1 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $2.0 million.

Net Cash (Used In) Provided by Financing Activities

Cash used in financing activities was $5.2 million for the six months ended June 30, 2023 and cash provided by financing activities was $10.8 million for the six months ended June 30, 2022. During the first six months of 2023, we received proceeds from borrowings under our revolving credit facility of $17.2 million. These proceeds were offset by repayments under our revolving credit facility of $15.6 million, redemption of $5.0 million of our Convertible Notes, taxes paid for vesting of restricted stock units of $0.4 million and payments for finance lease obligations of $1.4 million. During the first six months of 2022, we received proceeds from borrowings under our new Convertible Notes of $157.5 million, proceeds from borrowings under our revolving credit facility of $1.5 million, and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs of $3.2 million. These proceeds were offset by repayment of our term loan of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $7.1 million, repayments under our revolving credit facility of $2.0 thousand, taxes paid for vesting of restricted stock units of $32.0 thousand and payments for finance lease obligations of $2.3 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $176.8 million of Convertible Notes outstanding as of June 30, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10 basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a payment in-kind, or “PIK,” interest rate of SOFR plus 9.5%. We have the right, at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022 and March 31, 2023, resulting in the issuance of additional $12.7 million and $11.6 million principal amount of Convertible Notes, respectively. As the PIK interest due as of September 30, 2023 will result in the issuance of additional Convertible Notes, we have classified $6.5 million of accrued interest as of June 30, 2023 as “Other Long-Term Liabilities” on our consolidated balance sheet. As of December 31, 2022, accrued PIK interest of $5.8 million, which was due March 31, 2023 and resulted in the issuance of additional Convertible Notes, was classified as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we are obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. On June 30, 2023, our noteholders accepted our offer to redeem $5.0 million of Convertible Notes. As such, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On June 30, 2023, we borrowed $5.0 million under our Revolving ABL Credit Facility to refinance the accepted mandatory offering.

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

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million beginning September 30, 2022; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $25.0 million during 2022 and $15.0 million during 2023 and 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) if relating to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2022, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million and consented to $16.9 million of capital expenditures in February 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of June 30, 2023.

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

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes were accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to an embedded derivative liability. See “Embedded Derivative Liability.” The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, in the second quarter of 2022 we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount and issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of June 30, 2023 is 24.8%. For the three and six months ended June 30, 2023, the contractual interest expense was $6.6 million and $12.5 million, respectively, and the debt discount and issuance cost amortization was $1.2 million and $3.5 million, respectively. For the three and six months ended June 30, 2022, the contractual interest expense was $6.0 million and $6.9 million, respectively, and the debt discount and issuance cost amortization was $2.0 million and $2.4 million, respectively.

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

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. As of June 30, 2023 and December 31, 2022, we had no embedded derivative liability recorded. See Note 5 “Financial Instruments and Fair Value” for additional information.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of June 30, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of June 30, 2023, the weighted-average interest rate on our borrowings was 14.15%. As of June 30, 2023, the borrowing base under our Revolving ABL Credit Facility was $27.0 million, and we had $13.5 million of availability remaining of our $40.0 million commitment on that date.

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

Interest Rate Risk

Total long-term debt at June 30, 2023 included $190.3 million of floating-rate debt attributed to borrowings at an average interest rate of 14.15%. As a result, our annual interest cost in 2023 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 15.56%) would be approximately $2.7 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2023; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

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

Date: August 3, 2023