Form 10-K
period 2023-12-31
Independence Contract Drilling, Inc.
filed 2024-02-28
CIK 1537028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $28,977,915 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $2.73 per share as reported on the New York Stock Exchange and 10,614,621 shares held by non-affiliates).

There were 15,266,773 shares of the registrant’s common stock outstanding as of February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10 - K.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, customer consolidations, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	restrictive covenants under our debt agreements limiting our ability to conduct our operations;
●	inability to obtain consents from the holders of our convertible notes necessary to maintain operations of our drilling rigs;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine and conflict in Gaza, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	risks associated with a global pandemic that would cause a reduction in economic activity or reduction in oil and natural gas demand or prices;

●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting and cybersecurity risks.

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

Our rig fleet includes 26 pad-optimal, superspec AC powered (“AC”) rigs. We currently focus our operations on unconventional resource plays located in geographic regions that we can efficiently support from our Houston, Texas and Midland, Texas facilities in order to maximize economies of scale. Currently, our rigs are operating in the Permian Basin and the Haynesville Shale; however, our rigs have previously operated in the Eagle Ford Shale, Mid-Continent and Eaglebine regions as well.

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
●	Pad Optimized, Omni-Directional Walking System. Omni-directional walking systems are designed to optimize pad drilling economics for our customers. Pad drilling involves the drilling of multiple wells from a single location, which provides benefits to the E&P company in the form of cost savings and accelerated cash flows. Our walking rigs move in any direction quickly between wellheads, rapidly and efficiently adjust to misaligned wellbores, walk over raised wellheads, and increase operational safety due to fewer required rig up and rig down movements.
●	Efficient Mobilization Between Drilling Sites. A rig that can rapidly move between drilling sites has become increasingly desired by, and impactful to, E&P companies because it reduces cycle times allowing them to drill more wells in the same period of time. Our ShaleDriller rigs move rapidly on conventional rig moves between drilling sites.
●	1500-HP Drawworks. 1500-HP drawworks are well suited for the development of the vast majority of our customers’ unconventional resource assets. Compared to a 1000-HP or smaller rig, a 1500-HP rig has superior capability to handle extended drill string lengths required to drill long horizontal wells, which are becoming more common in the markets we serve.
●	Three Mud-Pump/4th Engine Systems. The drilling of longer laterals necessitates the use of higher-pressure mud pumps to pump fluids through significantly longer wellbores. The competitive advantage of higher-pressure mud pumps grows as the lateral length gets longer, as only high-pressure pumps can effectively address the severe pressure drop while providing the required hydraulic horsepower at the bit face and sufficient flow to remove drill cuttings and keep the hole clean. All of our ShaleDriller rigs are equipped with three simultaneously operating 7500psi mud pumps powered by four engines.

We refer to our rigs that meet the minimum characteristics of a super-spec, pad optimal rig described above as our 200 Series rigs. However, in addition to these minimum characteristics, we believe E&P operators also increasingly desire drilling contractors with the ability to provide other flexible and varying equipment packages depending upon the specific nature of their drilling program and their field-development plans. Such equipment package options include greater setback capacity allowing efficient drilling of ultra-long horizontal laterals, high-torque top drives and high-torque iron roughnecks capable of handling larger diameter drill pipe and premium threaded connections. We refer to our ShaleDriller fleet that is outfitted with one or more of these additional equipment packages as our 300 Series rigs.

There has been a growing demand for rigs meeting the characteristics of our 300 Series rigs and in response we began converting our 200 Series rigs equipment packages to 300 Series specification in late 2022. In response to customer demand, these conversions accelerated significantly during the later part of 2023, with the Company having performed four conversions during the past five months. As a result, the Company currently has only one 200 Series rig operating with over 90% of its current operating fleet being classified as 300 Series rigs. This compares to only 50% of its operating fleet being classified as 300 Series rigs as of January 1, 2023.

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

Customer Contracts and Backlog

Drilling contracts are obtained through competitive bidding or as a result of negotiations with customers and may cover multi-well and multi-year projects. Each of our rigs operates under a separate drilling contract or drilling order subject to a master drilling contract. We perform drilling services on a “daywork” contract basis, under which we charge a specified rate per day. The dayrate under each of our contracts is a negotiated price determined by the location, depth and complexity of the wells to be drilled, operating conditions, the duration of the contract, and market conditions. We have not accepted, and do not anticipate entering into, any “turn-key” (fixed sum to deliver a hole to a stated depth) or “footage” (fixed rate per foot of hole drilled) contracts. The duration of land drilling contracts can vary from “well-to-well” or to a fixed term ranging from a few months to several years. The revenue generated by a rig in a given year is the product of the dayrate fee and the number of days the rig is earning this fee based on activity and the terms of the contract, referred to as utilization. “Well-to-well” contracts are typically cancelable at the option of either party upon the completion of drilling at a particular site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the drilling contractor if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, the drilling contractor’s bankruptcy, sustained unacceptable performance by the drilling contractor or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the drilling contractor. Drilling contracts also contain provisions regarding indemnification against certain types of claims involving injury to persons, property and for acts of pollution, which are subject to negotiation on a contract-by-contract basis.

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

As of December 31, 2023, our backlog of term contracts with original terms of six months or more was $82.9 million, of which $62.0 million is expected to be realized during 2024 and $20.9 million is expected to be realized during 2025. Our backlog does not include potential reductions in rates for unscheduled standby during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of contractually allowed downtime. It also does not include increases in rates for the billing of ancillary services under the contract, if such ancillary “adder” services are periodic in nature and are not expected to occur on a daily basis over the term of the contract. In addition, rigs under term contracts may realize revenue on a standby-without-crew basis, which allows us to preserve our expected cash margins from the contract but reduces our overall top line revenue. To the extent that we have rigs under term contracts operating on a standby or standby-without-crew basis, our top line revenues will be less than our reported backlog from term contracts.

Our Customers

Customers for contract drilling services in the United States include major oil and natural gas companies, independent oil and natural gas companies, as well as numerous small to mid-sized publicly-traded and privately held oil and natural gas companies. We market our contract drilling services to all such customers. During 2023, our customer representing more than 10% of our revenues was Endeavor Energy Resources.

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

The federal Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Although CERCLA currently excludes petroleum from the definition of “hazardous substances,” and RCRA excludes certain classes of exploration and production wastes from regulation as hazardous waste under Subtitle C of RCRA, such exemptions by Congress under both CERCLA and RCRA may be deleted, limited or modified in the future. If such changes are made to CERCLA and/or RCRA, we could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

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

The Oil Pollution Act also expands the authority and capability of the federal government to direct and manage oil spill clean-up and operations, and requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party, such as us, to administrative, civil or criminal actions. Although the liability for owners and operators is the same under the federal Water Pollution Control Act, the damages recoverable under the Oil Pollution Act are potentially much greater and can include natural resource damages.

Our contract drilling services will be marketed in oil and natural gas producing regions that utilize hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shales. Due to concerns raised relating to potential impacts of hydraulic fracturing on ground water quality and the increased occurrence of seismic activity, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Any efforts to limit or ban hydraulic fracturing could have an adverse effect on oil and natural gas production activities, which in turn could have an adverse effect on the contract drilling services that we render for our exploration and production customers.

Our operations are also subject to federal, state and local laws, rules and regulations for the control of air emissions, including the federal Clean Air Act. The federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through, for example, air emissions permitting programs. In addition, the Environmental Protection Agency (the "EPA") has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including the energy extraction sector. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Finally, more stringent federal, state and local regulations, such as rules issued by the EPA that add new requirements for the oil and natural gas sector under the New Source Review Program and the National Emission Standards for Hazardous Air Pollutants program, could result in increased costs and the need for operational changes. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.

On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climate changes. The EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources. Mandatory reporting requirements for additional regional, federal or state requirements have been imposed and additional requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our services. For example, during 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. On December 2, 2023, the EPA issued a final rule that strengthened standards for methane and other air pollutants from new, modified and reconstructed sources. In addition, the Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. The IRA could accelerate the transition to a low carbon economy and could impose new costs on our operations. The IRA also imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In January 2024, the EPA issued a proposed rule to impose and collect the methane emissions charge authorized under the IRA. Compliance with more stringent federal, state and local requirements and imposition of a methane fee could result in increased costs and the need for operational changes. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

Additionally, environmental laws, such as the federal Endangered Species Act (“ESA”) and the Migratory Bird Treaty Act, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our customers’ properties may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species or the designation of previously unprotected areas as a critical habitat could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Human Capital

As of February 16, 2024, we had approximately 450 employees. We believe people are our greatest resource. We are committed to fostering a work environment where all people feel valued and respected. We are committed to recruiting, hiring, training and retaining the highest caliber human talent for our business by utilizing various means including outreach initiatives and partnerships with a diverse group of organizations, industry associations and networks. We require our employees to complete training annually including our commitment to a respectful workplace.

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

Environment

We evaluate, pursue and implement efforts to reduce impacts from our operations on air and water quality and land usage, reduce the use of energy in our operations, and reduce waste generation. For example, our drilling rigs are equipped with dual fuel engines that reduce carbon and greenhouse emissions. Our rigs also are capable of operating on utility electrical power where feasible and we have partnered with several operators to allow our drilling rigs to utilize this power source. All of our drilling rigs are designed to be pad optimal, which enables multi-well pad drilling which reduces the number of drilling locations required and thus the environmental impact of the operations. We track spills and employ spill prevention plans and use additional protective measures in our efforts to minimize impacts to the environment.

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

Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and natural gas prices, including, but not limited to:

●	the cost of exploring for, producing and delivering oil and natural gas;
●	the discovery and development rate of new oil and natural gas reserves, especially shale and other unconventional natural gas resources for which we market our rigs;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the levels of oil and natural gas storage;
●	the ability of oil and natural gas exploration and production companies to raise capital;
●	economic conditions in the United States and elsewhere;
●	actions by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;
●	political instability in the Middle East, Russia and other major oil and natural gas producing regions;
●	governmental regulations, sanctions and trade restrictions, both domestic and foreign;
●	domestic and foreign tax policy;

●	the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate, including, for example, takeaway constraints experienced in the Permian Basin and Haynesville Shale;
●	weather conditions in the United States;
●	the pace adopted by foreign governments for the exploration, development and production of their national reserves;
●	the price of foreign imports of oil and natural gas;
●	the strength or weakness of the United States dollar;
●	the overall supply and demand for oil and natural gas; and
●	the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.

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

OPEC and Russia (collectively “OPEC+”) have continued production cuts, including additional voluntary and unilateral cuts instituted during 2023, in order to support oil prices. Although WTI oil prices have ranged between $68.27 and $93.67 over the past six months, the sustainability of these price levels and adherence by OPEC+ to agreed allocations remains uncertain. Because of this uncertainty, most of our exploration and production (“E&P”) customers have not significantly increased capital expenditure budgets and some have decreased budgets. If oil prices were to remain below $70 per barrel for an extended period, we believe demand for contract drilling services in oil regions such as the Permian Basin would again soften over current levels, which could have a material adverse effect on our operations and financial condition.

Natural gas prices (Henry Hub) have fallen dramatically since the third quarter of 2022. On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and was $2.58 per mmcf as of December 31, 2023. Prices have fallen to as low as $1.50 per mmcf since year end 2023. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin where market conditions remain stronger. However, not all of these rigs have been able to continue drilling in the Permian Basin and there can be no assurance that market conditions in the Permian Basin will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

Any loss of large customers could have a material adverse effect on our financial condition and results of operations.

Our customer base consists of E&P companies that drill oil and natural gas wells in the United States in the regions where we market our rigs. As of December 31, 2023, we had rigs operating or earning revenues from 12 different customers, including one customer who had contracted four rigs, or 25%, of our contracted rigs and one customer who had contracted two rigs, or 13%, of our contracted rigs. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Recently, there has been an acceleration in the pace of industry consolidation by E&P customers operating in the Company’s target markets, including a recent announcement that two of our customers had signed definitive agreements to merge together. Although we often have term contracts in place that mitigate financial risks from customer consolidation, when consolidation transactions occur, it is not unusual for the combined companies to reduce the number of drilling rigs they are operating. In addition, the acquiror in such transactions may also have preferred suppliers of contract drilling services. If a customer decided not to continue to use our services or to terminate an existing contract, or if there is a change of management or ownership of a customer or a material adverse change in the financial condition of one of our customers, and we are not able to timely recontract such rigs, it could have a material adverse effect on our revenues, cash flows, and financial condition.

All of our operating rigs are operating under contracts with terms expiring during 2024 and 2025. If we are unable to continue to operate rigs in the spot-market or renew our expiring contracts or continue their operation in the spot-market, it could have a material adverse effect on our results of operations and financial condition.

Upon expiration of a drilling contract, our customers have no obligation to extend the contract term or recontract the drilling rig and may elect to release the rig. All of our existing contracts expire during 2024 and 2025, with the majority of our rigs operating on short-term pad-to-pad contracts. We cannot assure that a customer will continue to renew contracts as they expire or that any replacement contract can be obtained for any of our rigs operating in the spot-market or with terms expiring, and if obtained, that it would be on terms as favorable as those of our existing drilling contracts or at profitable levels. The failure to renew or timely replace one or more of our expiring contracts could have a material adverse effect on our results of operations and financial condition.

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

We encounter substantial competition from other drilling contractors. The competition in the markets in which we operate has intensified as recent mergers among E&P companies have reduced the number of available customers and the volatility in oil prices has decreased demand for drilling rigs and resulted in downward pricing pressure on operating drilling rigs.

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

We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Many of our larger competitors are able to offer ancillary products and services with their contract drilling services, and recently, some of our larger competitors have begun integrating and offering contract drilling services in connection with directional drilling and other services that we do not offer. In this regard, large, diversified oilfield service companies have begun to market bundled services, including contract drilling services, in the United States. If any of these combined offerings gain acceptance within the United States market, it could place us at a competitive disadvantage that has an adverse impact on our future results of operations and profitability.

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

As of December 31, 2023, our estimated contract drilling backlog for future revenues under term contracts, which we define as contracts with an original fixed term of six months or more, was approximately $82.9 million. 75% of this backlog expires in 2024 and 25% expires in 2025, which requires us to renew these expiring contracts as well as short-term contracts under which a large number of our rigs operate. Although we historically have been successful in obtaining extensions or follow on work for drilling rigs with expiring contracts, in periods of market decline or uncertainty such as the U.S. land contract drilling industry is experiencing, we cannot assure that we will obtain such renewals, or that such renewals will be on terms acceptable to us. Any failure to renew or find follow-on work for our drilling rigs with expiring contracts, could have a material adverse effect on our operations and financial condition.

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

The contract drilling industry is capital intensive. Our cash flow from operations and the continued availability of credit are subject to a number of variables, including general economic conditions, conditions in the oil and natural gas market, and more specifically, our rig utilization rates, operating margins and ability to control costs and obtain contracts in a competitive industry. Our cash flow from operations and present borrowing capacity may not be sufficient to fund our anticipated capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in the amount or at the time when needed. Any new sources of debt capital would require substantially higher interest requirements, and any new sources of equity capital could be substantially dilutive to existing shareholders. In addition, the number of banks and other lending institutions who provide capital to the oil and gas services industry has been shrinking driven in part by ESG concerns and priorities. Any limitations on our access to capital or increase in the cost of that capital would significantly impair our operational strategies. Our ability to maintain our targeted credit profile could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets. If we are at any time not able to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

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

We currently estimate that we have approximately $94.2 million of NOLs that will expire before becoming available to be utilized by us. Currently, because we have not yet generated taxable income for federal income tax purposes, all of our NOL assets in excess of the amount that we are able to offset against other deferred tax liabilities have been reserved on our balance sheet. Subsequent ownership changes under Section 382 are possible in the future and could cause further limitations in our existing NOLs as well as NOLs generated during future periods.

Legal and Regulatory Risks

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our activities and could adversely affect our financial position, results of operations and cash flows.

Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The adoption of any federal, state or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could potentially increase our costs of operations and cause a decrease in drilling activity levels in the Permian Basin and other unconventional resource plays and an associated decrease in demand for our rigs and services, any or all of which could adversely affect our financial position, results of operations and cash flows.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers in the production of oil and natural gas or could make it more difficult to perform hydraulic fracturing in the unconventional resource plays where we focus our operations. Any such regulation that adversely affects our customers’ operations could materially impact demand for our contract drilling services which could adversely affect our financial position, results of operations and cash flows.

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

There is inherent risk of environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons and oilfield and industrial wastes, air emissions and wastewater discharges related to our operation, and historical industry operations and waste disposal practices. Some environmental laws and regulations may impose strict, joint and several liability, which means that in some situations, we could be exposed to liability as a result of our conduct that was without fault or lawful at the time it occurred or as a result of the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition and results of operations.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the Earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and natural gas industry. During 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and natural gas production. In May 2016, the EPA finalized regulations that set methane emission standards for new and modified oil and natural gas facilities, including production facilities. On December 2, 2023, the EPA issued a final rule that strengthened standards for methane and other air pollutants from new, modified and reconstructed sources. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change and was among the 195 nations that signed an international accord in December 2015 with the objective of limiting greenhouse gas emissions. The Paris Agreement (adopted at the conference) went into effect on November 4, 2016, and the United States formally rejoined in February 2021. Additionally, certain U.S. states and regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations and financial condition. For example, the IRA, which was signed into law in August 2022, contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. The IRA could accelerate the transition to a low carbon economy and could impose new costs on our operations. The IRA also imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In January 2024, the EPA issued a proposed rule to impose and collect the methane emissions charge authorized under the IRA. Compliance with more stringent federal, state and local requirements and imposition of a methane fee could result in increased costs and the need for operational changes. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

Risks Related to Our Liquidity

The conversion of the Convertible Notes issued on March 18, 2022 into shares of our common stock would result in significant dilution to our existing stockholders.

We currently have $179.2 million of Convertible Notes outstanding as of December 31, 2023. We have the ability to issue up to an additional $7.5 million principal amount of Convertible Notes to holders willing to purchase such additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock at the option of the holders at any time during the term of the Convertible Notes. The effective conversion price is $4.51 per share. In addition, we have the right to pay in-kind (“PIK”) interest for the entire term of the Convertible Notes. The election by us to PIK interest will increase outstanding principal balance under the Convertible Notes and thus the number of shares of common stock issuable upon conversion of the Convertible Notes. We elected to pay in-kind outstanding interest as of September 30, 2022, March 31, 2023, and September 30, 2023, resulting in the issuance of an additional $12.7 million, $11.6 million and $12.4 million principal amount of Convertible Notes, respectively. We also have elected to pay in-kind our interest payment due March 31, 2024, which will result in the issuance of an additional $13.6 million of Convertible Notes, and will likely pay in-kind additional interest payments due on the Convertible Notes in the future. The conversion of the Convertible Notes would result in substantial dilution in the percentage of the outstanding common stock owned by our existing stockholders.

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

Affiliates of MSD Partners, L.P. and Glendon Capital Management, L.P. (the “Primary Noteholders”) collectively own over 10% of our common stock and have rights to acquire additional shares upon conversion of Convertible Notes held by them. The Primary Noteholders also have rights to nominate up to an aggregate of three individuals to serve on our Board of Directors. As a result, the Primary Noteholders collectively will have significant influence over the outcome of corporate actions requiring stockholder or board approval, and the priorities of the Primary Noteholders for our business may be different from our other stockholders.

The Primary Noteholders collectively own approximately 12% of the outstanding shares of our common stock, and collectively beneficially own approximately 29.8% of the outstanding shares of our common stock (after giving effect to permitted conversions of the Convertible Notes based on the current beneficial ownership limitations after giving effect to such conversions, including a 9.9% limitation on Glendon Capital Management, L.P. and 19.9% limitation on MSD Partners, L.P.). Accordingly, the affiliates of MSD Partners, L.P. acting alone, or the Primary Noteholders voting together, while not a group, may be able to significantly influence the outcome of many corporate transactions or other matters submitted to our stockholders for approval, including any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, such that the Primary Noteholders collectively could potentially delay or prevent a change of control of the Company, even if such a change of control would benefit our other stockholders. The interests of the Primary Noteholders may differ from the interests of other stockholders.

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

At December 31, 2023, we had $5.5 million drawn under our Revolving ABL Credit Facility, which term matures on September 30, 2025. Our Convertible Notes require us to offer to purchase up to $3.5 million of Convertible Notes at par, plus accrued interest, on each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025. If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. In particular, our Convertible Notes do not mature until March 18, 2026 and do not permit us to refinance the obligations until September 18, 2024, and any such refinancing would be in the form of an in-substance defeasance and require the payment of a make-whole amount equal to the estimated remaining interest that would have been due through maturity, which increases the refinancing costs and options available to the Company. Any refinancing of indebtedness could be at higher interest rates, may involve the issuance of equity or equity-linked securities that could dilute shareholder ownership and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our debt facilities currently restrict our ability to dispose of assets and our use of the proceeds from such dispositions subject to certain defined exceptions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

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

Our Convertible Notes include a covenant that we maintain minimum liquidity, comprised of cash and availability under our revolving line of credit, equal to at least $10 million. In addition, our Convertible Notes contain a covenant restricting capital expenditures to $14.8 million during the nine months ended September 30, 2024 and $11.25 million during the nine months ended June 30, 2025, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. During 2023, the holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $16.9 million. If we are unable to obtain consents in the future for capital expenditures necessary to operate and maintain our rigs, it would require us to reduce the number of rigs we operate, which could have a material adverse effect on our results of operations, liquidity and financial condition.

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

The borrowing base under our revolving credit facility may decline during 2024.

As of December 31, 2023, the borrowing base under our ABL Credit Facility was $26.3 million, and we had $20.6 million of availability remaining of our $40.0 million commitment on that date. We are required to maintain minimum availability under the ABL Credit Facility of $4.0 million; if not, we must maintain a minimum fixed charge coverage ratio (“FCCR”) of 1:1. The borrowing base under the ABL Credit Facility is calculated based upon 85% of the sum of our eligible accounts receivable. In most circumstances, all of accounts receivable are considered eligible unless they are more than 90 days past due. If at any time our borrowing base falls below our outstanding balance under our ABL Credit Facility, and we were not able to promptly repay such deficiency, we would be required to repay to the banks any deficiency amount. In such event, if our available cash balances were not sufficient to repay such amounts, we would be required to obtain other debt or equity financing necessary to cure such deficiency, and there can be no assurance that such additional financing sources would be available to us, or available on terms acceptable to us. Any inability to timely cure any deficiency between our borrowing base and credit facility balance may have a material adverse effect on our liquidity and financial condition.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. Our debt carries a floating rate of interest linked to various indices, including SOFR. A change in indices, resulting in interest rate increases on our debt could adversely affect our cash flow and operating results. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for capital expenditures and place us at a competitive disadvantage. For example, total long-term debt as of December 31, 2023 included $184.7 million of floating-rate debt attributed to borrowings at an average interest rate of 14.93%, and the impact on annual cash flow of a 10% increase in the floating-rate (approximately 16.42%) would be approximately $2.8 million annually based on the floating-rate debt and other obligations outstanding as of December 31, 2023; however, there are no assurances that possible rate changes would be limited to such amounts. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our desired growth and operating results.

Inflationary and supply chain pressures may decrease our operating margins and increase working capital investments required to operate our business.

Competition for competent rig and office personnel remain strong. Inflationary pressures have increased these and other costs to operate our drilling rigs. Although our term drilling contracts typically allow us to pass-through to our customers labor costs increases and cost increases for other items (based upon changes to the applicable oilfield price index for such other items) through adjustment to contractual dayrates, the majority of our current contracts are short-term in nature, which requires us to recoup labor and other price increases through increased dayrates upon repricing of each short-term contract upon its expiration. If we are unable to recoup cost increases through adjustment to term contract dayrates or successful renegotiation of short-term contract dayrates, our daily operating margins will fall, which could materially adversely affect our operating results and financial condition.

In addition, political and economic events globally and within the United States can create supply chain pressures and bottlenecks which could reduce the availability of equipment, supplies and other products needed to operate our business. This may cause us to increase investments in critical spare inventory and capital spare items to compensate for increased delivery lead times or potential unavailability of items. If we are required to invest substantial additional amounts to increase inventory levels of critical spare inventory or capital items, it will reduce our financial resources available to invest in rig reactivations which could have a material adverse effect on our future cash flows and ability to pursue plans to reactivate additional rigs.

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

We may issue preferred stock or debt or equity-linked debt securities whose terms could adversely affect the voting power or value of our common stock.

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

In addition, future offerings of debt securities, including in connection with refinancing of existing debt securities, could rank senior to our common stock in the event of our liquidation, and future offerings of equity and equity-linked securities, including in connection with refinancing of existing indebtedness, would dilute our existing stockholders or rank senior to our common stock, which may adversely affect the market value of our common stock.

Future declines in the market price for our common stock could cause us to lose our listing on the NYSE, which could have a material adverse effect on the market value of our common stock.

Under NYSE listing requirements, in order to maintain our listing status, we are required to maintain at all times a minimum 30-day trading average market capitalization of $15 million. Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard. As of February 26, 2024, we believe that our 30-day average public market capitalization was approximately $29.3 million. Because we cannot predict future prices for our common stock, we cannot assure you that our common stock will remain listed on the NYSE, which could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances. If our stock could not remain listed on the NYSE, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities; stricter trading rules for brokers trading our securities, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange.

General Risk Factors

Global health crises and pandemics have had, and in the future could have, a material adverse effect on our business, liquidity, results of operations and financial condition.

The U.S. and global economy has generally recovered from prior negative impacts of the COVID-19 pandemic, which reduced consumer activity, disrupted supply chains and resulted in a decline in demand for oil and natural gas in 2020 and early 2021, and caused our operating rig count to fall to as low as three rigs in August 2020 and resulted in our reporting negative cash flows from operations in the first quarter of 2021 through the first quarter of 2022. However, if future global health crises or pandemics occur, they could create risks and uncertainties outside of our control which could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Information technology failures and cybersecurity breaches could harm our business.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. These systems include systems owned and operated by us, as well as systems of third-party operators and cloud-based services. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining or corrupting customer, employee or company data. To date, we have not had a material breach of data security. These cybersecurity risks include cyber-attacks on both us and third parties who provide material services to us.  In addition to disrupting operations, cyber security breaches could affect our ability to operate or control our facilities, render data or systems unusable, or result in the theft of sensitive, confidential or customer information.  These events could also damage our reputation, and result in losses from remedial actions, loss of business or potential liability to third parties. Accordingly, such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows. Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks.

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

Our ability to be productive and profitable depends upon our ability to employ and retain skilled personnel, and we cannot assure that during times of high demand we will be able to retain, recruit and train an adequate number of skilled workers. The potential inability or lack of desire by workers to commute to our facilities and job sites and competition for workers from competitors or other industries are factors that could affect our ability to attract and retain workers. A significant increase in the wages paid by competing employers or other industries could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Our inability to attract and retain skilled workers in sufficient numbers to satisfy our existing service contracts and enter into new contracts could materially adversely affect our business, financial condition, results of operations and growth strategy.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Processes designed to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. On a regular basis we implement into our operations these processes, technologies, and controls to assess, identify, and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

a. Monitor emerging data protection laws and implement changes as necessary;

b. Conduct periodic customer data handling and use requirement training for our employees;

c. Utilize third-party systems and processes that continually monitor our systems to prevent, detect and remediate cyber security threats and events;

d. Conduct annual cybersecurity management training for employees with access to our systems and processes that handle sensitive data;

e. Conduct regular phishing email simulations for employees; and

f. Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities that we and, as applicable, our third-party cybersecurity providers may take to prepare, respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we have engaged with consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to our customer and employee data or our systems. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

We describe whether and how risks from identified cybersecurity threats have or are reasonably likely to materially affect our financial position, results of operations and cash flows, under the heading “Information technology failures and cybersecurity breaches could harm our business” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Governance

Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Periodically during each year, the Audit Committee receives an overview from our cybersecurity risk management team, comprised of our Chief Financial Officer, our Chief Accounting Officer and our Director of IT, of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Directors engage in discussions with management on cybersecurity-related news events and discuss certain updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are led by our cybersecurity risk management team. Our Director of IT has over 30 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Director of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes, including our incident response plan.

ITEM  2.       PROPERTIES

We lease an approximate 14.4 acre rig assembly yard complex located in Houston, Texas and a yard with approximately 20 acres in Odessa, Texas.

Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. Including the Houston, Texas and Odessa, Texas yards, we currently have six such field locations.

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

Holders of Record

As of February 16, 2024, there were approximately 30 record holders of our common stock as listed by our transfer agent’s records. This number includes registered stockholders and does not include stockholders who hold their shares institutionally.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. Our ABL Credit Facility and indenture governing our Convertible Notes prohibits us from paying cash dividends on our common stock, and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our Board of Directors and will depend on funds legally available, our results of operations, financial condition, capital requirements, the ability to pay cash dividends under our then existing revolving credit facility and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2023, we withheld shares of our common stock to satisfy tax withholding obligations in connection with the vesting of certain stock awards and bought back certain shares at zero value. These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to repurchase common shares. The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2023.

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under the Program (1)
October 1 — October 31	—	$—	—	$—
November 1 — November 30	8,892	$—	—	$—
December 1 — December 31	3,276	$2.44	—	$—
Total	12,168	$0.81	—	$—

(1)	We do not have a share repurchase program authorized by the board of directors.

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

Discussions of matters pertaining to the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 are not included in this Form 10-K, but can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed on March 6, 2023.

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs.

Our rig fleet includes 26 AC powered (“AC”) rigs. Our first rig began drilling in May 2012.

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

Significant Developments

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of February 20, 2024, oil was $78.72 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.58 per mmcf as of February 21, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin where market conditions were stronger. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

Asset Impairment, net

We refer to rigs that meet the minimum characteristics of a super-spec, pad optimal rig as our 200 Series rigs. However, in addition to these minimum characteristics, we believe E&P operators also increasingly desire drilling contractors with the ability to provide other flexible and varying equipment packages depending upon the specific nature of their drilling program and their field-development plans. Such equipment package options include greater setback capacity allowing efficient drilling of ultra-long horizontal laterals, high-torque top drives and high-torque iron roughnecks capable of handling larger diameter drill pipe and premium threaded connections. We refer to our ShaleDriller fleet that is outfitted with one or more of these additional equipment packages as our 300 Series rigs.

There has been a growing demand for rigs meeting the characteristics of our 300 Series rigs and in response we began converting our 200 Series rigs equipment packages to 300 Series specification in late 2022. In response to customer demand, these conversions accelerated significantly during the later part of 2023, with the Company having performed four conversions during the past five months. As a result, the Company currently has only one 200 Series rig operating with over 90% of its current operating fleet being classified as 300 Series rigs. This compares to only 50% of its operating fleet being classified as 300 Series rigs as of January 1, 2023.

During the fourth quarter of 2023, as a result of an accelerating trend toward rigs requiring 300 Series specifications, management reviewed its idle equipment and impaired $14.7 million of equipment and capital spares that it determined would no longer be utilized by the Company’s marketed fleet of 26 rigs.

During the year ended December 31, 2023, we also impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

During the year ended December 31, 2022, we impaired certain drilling equipment that was designated held for sale as of December 31, 2022. Accordingly, we impaired the drilling equipment to fair market value less cost to sell, recorded asset impairment expense of $0.4 million in our consolidated statements of operations and recorded $0.3 million of assets held for sale on our consolidated balance sheet as of December 31, 2022.

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

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including "near miss" reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the total amount of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers and certain other costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the years ended December 31, 2023 and 2022:

	Year Ended
(In thousands, except per share data)	2023	2022
Revenues	$210,106	$186,710
Costs and expenses
Operating costs	130,253	123,399
Selling, general and administrative	24,499	24,809
Depreciation and amortization	43,543	40,443
Asset impairment, net	14,905	350
Loss (gain) on disposition of assets, net	38	(196)
Other expense	585	—
Total cost and expenses	213,823	188,805
Operating loss	(3,717)	(2,095)
Interest expense	(35,955)	(29,575)
Loss on extinguishment of debt	—	(46,347)
Change in fair value of embedded derivative liability	—	(4,265)
Realized gain on extinguishment of derivative	—	10,765
Loss before income taxes	(39,672)	(71,517)
Income tax benefit	(1,975)	(6,196)
Net loss	$(37,697)	$(65,321)

Other financial and operating data
Number of marketed rigs (end of period)	26	26
Rig operating days (1)	5,711	6,308
Average number of operating rigs (2)	15.7	17.3
Rig utilization (3)	60%	70%
Average revenue per operating day (4)	$33,548	$27,258
Average cost per operating day (5)	$19,093	$16,940
Average rig margin per operating day	$14,455	$10,318
Oil price per Bbl (6) (end of year)	$71.89	$80.16
Natural gas price per Mcf (7) (end of year)	$2.58	$3.52

(1)	Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. Rig operating days exclude rigs earning revenue on an early termination basis. During the years ended December 31, 2023 and 2022, there were 226.1 and 30.8 operating days in which we earned revenue on a standby basis, respectively. During the years ended December 31, 2023 and 2022, we recognized $5.9 million and zero of early termination revenue, respectively.
(2)	Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(3)	Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(4)	Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $12.6 million and $14.8 million during the years ended December 31, 2023 and 2022, respectively and (ii) early termination revenues of $5.9 million and zero during the years ended December 31, 2023 and 2022, respectively.

(5)	Average cost per operating day represents total operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs reimbursed by customers of $12.6 million and $14.8 million during the years ended December 31, 2023 and 2022, respectively, (ii) overhead costs of $2.2 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively, (iii) reactivation costs of $2.1 million and zero during the years ended December 31, 2023 and 2022, respectively, and (iv) rig decommissioning and transition costs between basins, of $4.3 million and zero during the years ended December 31, 2023 and 2022, respectively.
(6)	WTI spot price as reported by the United States Energy Information Administration.
(7)	Henry Hub spot price as reported by the United States Energy Information Administration.

Comparison of the years ended December 31, 2023 and 2022

Revenues

Revenues for the year ended December 31, 2023 were $210.1 million, representing a 12.5% increase over revenues of $186.7 million for the year ended December 31, 2022. This increase was attributable to an increase in contractual dayrates. Revenue per day increased by 23.1% to $33,548 during 2023 compared to revenue per day of $27,258 during 2022. Additionally, we recognized $5.9 million of early termination revenue during the year ended December 31, 2023. There were no early termination revenues during the year ended December 31, 2022.

Operating Costs

Operating costs for the year ended December 31, 2023 were $130.3 million, representing a 5.6% increase over operating costs for the year ended December 31, 2022 of $123.4 million. This increase was primarily attributable to higher per day operating expenses associated with higher personnel and repair and maintenance costs in the current year. Operating cost per day increased to $19,093 during 2023, representing a 12.7% increase compared to cost per day of $16,940 during 2022. We also incurred approximately $6.4 million in costs associated with reactivations and transitioning rigs from the Haynesville to the Permian Basin during the year ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $24.5 million, representing a 1.2% decrease over selling, general and administrative expenses for the year ended December 31, 2022 of $24.8 million. This decrease was primarily related to lower incentive compensation expense.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2023 was $43.5 million, representing a 7.7% increase compared to $40.4 million for the year ended December 31, 2022. This increase was primarily the result of asset additions related to reactivated rigs in 2022 and 2023.

Asset Impairment, net

Asset impairment, net was $14.9 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022. During the year ended December 31, 2023, we recorded an asset impairment charge of $14.7 million relating to certain equipment and capital spares that did not meet 300 Series specifications and we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries. During the year ended December 31, 2022, we impaired certain drilling equipment that was designated held for sale and impaired the drilling equipment to fair market value less the cost to sell. See “Significant Developments – Asset Impairment, net” for additional information.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $38 thousand and a gain on the disposition of assets totaling $0.2 million was recorded for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the gain on disposition of assets relates to the sale of certain drilling equipment of $1.7 million offset by a loss of $1.7 million on the disposal of certain assets related to reactivations and overhauls performed during the year. For the year ended December 31, 2022, the gain on disposition of assets relates to the sale of certain drilling equipment of $1.5 million offset by a loss of $1.3 million on the disposal of certain assets related to overhauls performed during the year.

Interest Expense

Interest expense was $36.0 million for the year ended December 31, 2023 compared to $29.6 million for the year ended December 31, 2022. The increase in the current year interest expense is attributable to higher interest rates and principal debt associated with the Convertible Notes issued on March 18, 2022, as well as non-cash amortization of debt discount and deferred financing costs associated with the Convertible Notes.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $46.3 million for the year ended December 31, 2022. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, we recognized a non-cash loss on the extinguishment of debt of approximately $46.3 million associated with non-cash fees settled in shares and the fair value of the embedded derivatives attributable to the affiliates of our prior Term Loan Facility and the recognition of previously unamortized debt issuance costs.

Change in Fair Value of Embedded Derivative Liability

We recognized a loss of $4.3 million for the year ended December 31, 2022 related to the change in fair value of the embedded derivative liability between the issuance date of the Convertible Notes, March 18, 2022, and the date the derivative liability was extinguished, June 8, 2022. See Note 8 “Embedded Derivative Liability” in the accompanying consolidated financial statements.

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

Income tax benefit for the year ended December 31, 2023 amounted to $2.0 million compared to income tax benefit of $6.2 million for the year ended December 31, 2022. The effective tax rate was 5.0% for the year ended 2023 compared to 8.7% for the year ended 2022. Our effective tax rate for the year ended December 31, 2023 and 2022 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes. The impact of the permanent items related to the debt continues into 2024 but has less of an impact as a significant loss on extinguishment of debt was recorded in 2022. See Note 9 “Income Taxes” in the accompanying consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity as of December 31, 2023 was $26.2 million, consisting of cash on hand of $5.6 million and $20.6 million of availability under our $40.0 million ABL Credit Facility, based on a borrowing base of $26.3 million.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, payment of mandatory offer obligations on our Convertible Notes, working capital and general corporate purposes.

Cash flow from operations was positive during 2023. We elected to PIK the outstanding interest as of March 31, 2023 and September 30, 2023 of $11.6 million and $12.4 million due under our Convertible Notes, respectively. We have the right, at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes and have elected to PIK the interest payment due on March 31, 2024.

We currently believe that cash generated from current operations, the actions we have taken to date and our existing sources of liquidity are sufficient to fund our operations for the next twelve months.

You should read "Item 1A Risk Factors" in particular, "Risks Related to Our Liquidity", for additional information regarding risks surrounding our operations and financial liquidity.

Contractual Obligations

As of December 31, 2023, we had contractual obligations as described below.

Our obligations include "off-balance sheet arrangements" whereby the liabilities associated with unconditional purchase obligations are not fully reflected in our consolidated balance sheets.

(in thousands)	2024	2025	2026	Total
Convertible Notes	$—	$—	$161,709	$161,709
Mandatory Offering on Convertible Notes	14,000	3,500	—	17,500
Interest on Convertible Notes	—	—	71,988	71,988
ABL Credit Facility	—	5,500	—	5,500
Interest on ABL Credit Facility	622	428	—	1,050
Finance leases	1,414	1,138	634	3,186
Purchase obligations	3,403	—	—	3,403
Total contractual obligations	$19,439	$10,566	$234,331	$264,336

Our long-term debt as of December 31, 2023 consisted of amounts due under our Convertible Notes, our ABL Credit Facility and finance leases (as defined and further described below). Interest is related to our estimated future contractual interest obligations on long-term indebtedness outstanding as of December 31, 2023. Interest payment obligations on our Convertible Notes were estimated based on the 15.1% interest rate that was in effect December 31, 2023, and the principal balance of $179.2 million as of December 31, 2023, and assuming repayment of the outstanding balance occurs on March 18, 2026. Interest payment obligations on our ABL Credit Facility were estimated based on the 10.25% interest rate that was in effect as of December 31, 2023, and the principal balance of $5.5 million as of December 31, 2023, and assuming repayment of the outstanding balance occurs on September 30, 2025. Additionally included in our contractual obligations are finance leases on vehicles and certain drilling equipment. These leases generally have a term of 36 months and are paid monthly.

Our purchase obligations relate primarily to outstanding purchase orders for rig equipment or components ordered but not received. We have made progress payments on these orders of approximately $0.1 million that could be forfeited if we were to cancel these orders.

Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$61,022	$28,577
Net cash used in investing activities	(36,217)	(38,304)
Net cash (used in) provided by financing activities	(24,566)	10,913
Net increase in cash and cash equivalents	$239	$1,186

Net Cash Provided By Operating Activities

Cash provided by operating activities was $61.0 million for the year ended December 31, 2023 compared to cash provided by operating activities of $28.6 million for the year ended December 31, 2022. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes and amortization of debt discount and debt issuance costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense, accounts payable and accrued liabilities can significantly affect operating cash flows. Cash flows from operating activities during 2023 were higher as a result of a decrease in net loss of $27.6 million, adjusted for non-cash items of $97.1 million, compared to $101.5 million in 2022. Additionally, working capital changes that increased cash flows from operating activities were $1.6 million in 2023 compared to $7.6 million working capital changes that decreased cash flows from operating activities in 2022.

Net Cash Used In Investing Activities

Cash used in investing activities was $36.2 million for the year ended December 31, 2023 compared to $38.3 million for the year ended December 31, 2022. Our primary investing activities in 2023 related to 300 Series conversions and reactivations and maintenance capital expenditures. Cash payments of $40.7 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $4.4 million. Cash payments during 2023 included approximately $16.2 million associated with equipment purchased in 2022. During 2022, cash payments of $43.0 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $4.6 million and proceeds from insurance claims of $0.2 million.

Net Cash (Used In) Provided By Financing Activities

Cash used in financing activities was $24.6 million for the year ended December 31, 2023 compared to cash provided by financing activities of $10.9 million for the year ended December 31, 2022. During 2023, we had repayments under our Revolving ABL Credit Facility of $41.0 million, redemption of $15.0 million of our Convertible Notes, taxes paid for vesting of restricted stock units of $0.7 million, the purchase of treasury stock of $7.0 thousand and payments for finance lease obligations of $2.6 million offset by proceeds from borrowings under our Revolving ABL Credit Facility of $34.7 million.

During 2022, we received proceeds from our Convertible Notes of $157.5 million, proceeds from borrowings under our Revolving ABL Credit Facility of $5.6 million and proceeds from the issuance of common stock through our ATM transaction, net of issuance costs, of $3.0 million offset by repayment of our Term Loan Facility of $139.1 million, payment of our merger consideration of $2.9 million, issuance costs paid related to our Convertible Notes of $7.0 million, financing costs paid related to our Revolving ABL Credit Facility of $0.3 million, repayments under our Revolving ABL Credit Facility of $0.1 million, taxes paid for vesting of restricted stock units of $10.0 thousand, the purchase of treasury stock of $10.0 thousand and payments for finance lease obligations of $5.8 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $179.2 million principal amount of Convertible Notes outstanding as of December 31, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, and September 30, 2023, resulting in the issuance of an additional $12.7 million, $11.6 million and $12.4 million principal amount of Convertible Notes, respectively. As of December 31, 2023, accrued PIK interest of $6.8 million, which is due March 31, 2024 and will result in the issuance of additional Convertible Notes, is classified as “Other Long-Term Liabilities” on our consolidated balance sheet. As of December 31, 2022, accrued PIK interest of $5.8 million, which was due March 31, 2023 and resulted in the issuance of additional Convertible Notes, was classified as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

Each noteholder has a right to convert our Convertible Notes into shares of ICD Common Stock at any time after issuance through maturity. The conversion price is $4.51 per share. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Convertible Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of common stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Convertible Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we were obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. During 2023, our noteholders accepted our offers to redeem $5.0 million of Convertible Notes on each of June 30, 2023, September 30, 2023 and December 31, 2023. As such, on June 30, 2023, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes; on September 30, 2023 we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.4 million of accrued interest on such Notes; and on December 31, 2023 we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On June 30, 2023, September 30, 2023 and December 31, 2023, we borrowed $5.0 million, $5.0 million and $5.0 million, respectively, under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $14.8 million during the nine months ended September 30, 2024 and $11.25 million during the nine months ended June 30, 2025, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) if relating to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. The holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million in 2022 and $16.9 million in 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of December 31, 2023.

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

The Indenture provides that at any time on or after September 18, 2024, the Company may executive an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee funds sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes were accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to an embedded derivative liability. See “Embedded Derivative Liability.” The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility. Accordingly, in the second quarter of 2022 we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount and issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of December 31, 2023 is 25.4%. For the year ended December 31, 2023, the contractual interest expense was $25.9 million and the debt discount and issuance cost amortization was $8.5 million. For the year ended December 31, 2022, the contractual interest expense was $18.5 million and the debt discount and issuance cost amortization was $6.7 million.

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

After the approval of certain matters by our stockholders at our 2022 Annual Meeting of Stockholders held June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. As of December 31, 2023 and 2022, we had no embedded derivative liability recorded. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

Term Loan Facility

On October 1, 2018, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities had a maturity date of October 1, 2023, but were repaid in their entirety on March 18, 2022 with proceeds from the issuance of the Convertible Notes.

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%. For the year ended December 31, 2022, we elected to PIK interest of $3.2 million, which increased our Term Loan balance accordingly.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2023, the weighted-average interest rate on our borrowings was 14.93%. As of December 31, 2023, the borrowing base under our Revolving ABL Credit Facility was $26.3 million, and we had $20.6 million of availability remaining of our $40.0 million commitment on that date.

Additionally, included in our long-term debt are finance leases. These leases generally have initial terms of 36 months and are paid monthly.

Critical Accounting Estimates

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

Asset impairment expense was $14.9 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires an entity to disclose significant segment expenses impacting profit and loss that are regularly provided to the Chief Operating Decision Maker (“CODM”) to assess segment performance and to make decisions about resource allocations. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect the standard to have a material impact on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Also, this guidance requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this guidance are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Interest Rate Risk

Total long-term debt as of December 31, 2023 included $184.7 million of floating-rate debt attributed to borrowings at an average interest rate of 14.93%. As a result, our annual interest cost in 2024 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% increase in the floating-rate (approximately 16.42%) would be approximately $2.8 million annually based on the floating-rate debt and other obligations outstanding as of December 31, 2023; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Independence Contract Drilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the (consolidated) financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MOSS ADAMS, LLP

Houston, Texas

February 28, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Independence Contract Drilling, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Independence Contract Drilling, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2015 to 2023.

Houston, Texas

March 6, 2023

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$5,565	$5,326
Accounts receivable	31,695	39,775
Inventories	1,557	1,508
Assets held for sale	—	325
Prepaid expenses and other current assets	4,759	4,736
Total current assets	43,576	51,670
Property, plant and equipment, net	348,193	376,084
Other long-term assets, net	2,908	1,960
Total assets	$394,677	$429,714
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,226	$2,485
Accounts payable	22,990	31,946
Accrued liabilities	16,371	17,608
Total current liabilities	40,587	52,039
Long-term debt, net	154,549	143,223
Deferred income taxes, net	9,761	12,266
Other long-term liabilities	8,201	7,474
Total liabilities	213,098	215,002
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 14,523,124 and 13,698,851 shares issued, respectively, and 14,425,864 and 13,613,759 shares outstanding, respectively	144	136
Additional paid-in capital	622,169	617,606
Accumulated deficit	(436,794)	(399,097)
Treasury stock, at cost, 97,260 shares and 85,092 shares, respectively	(3,940)	(3,933)
Total stockholders’ equity	181,579	214,712
Total liabilities and stockholders’ equity	$394,677	$429,714

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$210,106	$186,710
Costs and expenses
Operating costs	130,253	123,399
Selling, general and administrative	24,499	24,809
Depreciation and amortization	43,543	40,443
Asset impairment, net	14,905	350
Loss (gain) on disposition of assets, net	38	(196)
Other expense	585	—
Total costs and expenses	213,823	188,805
Operating loss	(3,717)	(2,095)
Interest expense	(35,955)	(29,575)
Loss on extinguishment of debt	—	(46,347)
Change in fair value of embedded derivative liability	—	(4,265)
Realized gain on extinguishment of derivative	—	10,765
Loss before income taxes	(39,672)	(71,517)
Income tax benefit	(1,975)	(6,196)
Net loss	$(37,697)	$(65,321)
Loss per share:
Basic and diluted	$(2.69)	$(5.01)
Weighted average number of common shares outstanding:
Basic and diluted	14,012	13,026

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2021	10,206,085	$102	$532,826	$(333,776)	$(3,923)	$195,229
RSUs vested, net of shares withheld for taxes	81,067	1	(10)	—	—	(9)
Purchase of treasury stock	(3,246)	—	—	—	(10)	(10)
Issuance of common stock through at-the-market facility, net of offering costs	1,061,853	10	3,028	—	—	3,038
Shares issued for structuring fee	2,268,000	23	9,140	—	—	9,163
Extinguishment of derivative	—	—	69,232	—	—	69,232
Stock-based compensation	—	—	3,390	—	—	3,390
Net loss	—	—	—	(65,321)	—	(65,321)
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	824,273	8	(676)	—	—	(668)
Purchase of treasury stock	(12,168)	—	—	—	(7)	(7)
Stock-based compensation	—	—	5,239	—	—	5,239
Net loss	—	—	—	(37,697)	—	(37,697)
Balances at December 31, 2023	14,425,864	$144	$622,169	$(436,794)	$(3,940)	$181,579

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(37,697)	$(65,321)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,543	40,443
Asset impairment, net	14,905	350
Stock-based compensation	5,671	4,644
Loss (gain) on disposition of assets, net	38	(196)
Non-cash interest expense	25,029	15,859
Loss on extinguishment of debt	—	46,347
Amortization of deferred financing costs	111	346
Amortization of Convertible Notes debt discount and issuance costs	8,534	6,714
Change in fair value of embedded derivative liability	—	4,265
Gain on extinguishment of derivative	—	(10,765)
Deferred income taxes	(2,505)	(6,771)
Non-cash cost to obtain revenue contract	585	—
Credit loss expense	1,177	256
Changes in operating assets and liabilities
Accounts receivable	6,318	(17,820)
Inventories	(249)	(365)
Prepaid expenses and other assets	(1,380)	266
Accounts payable and accrued liabilities	(3,058)	10,325
Net cash provided by operating activities	61,022	28,577
Cash flows from investing activities
Purchases of property, plant and equipment	(40,655)	(43,047)
Proceeds from the sale of assets	4,438	4,552
Proceeds from insurance claims	—	191
Net cash used in investing activities	(36,217)	(38,304)
Cash flows from financing activities
Proceeds from issuance of Convertible Notes	—	157,500
Payments to redeem Convertible Notes	(15,000)	—
Repayments under Term Loan Facility	—	(139,076)
Borrowings under Revolving ABL Credit Facility	34,672	5,589
Repayments under Revolving ABL Credit Facility	(40,983)	(78)
Payment of merger consideration	—	(2,902)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	—	3,038
Purchase of treasury stock	(7)	(10)
Taxes paid for vesting of RSUs	(668)	(10)
Convertible Notes issuance costs	—	(6,986)
Financing costs paid under Revolving ABL Credit Facility	—	(341)
Payments for finance lease obligations	(2,580)	(5,811)
Net cash (used in) provided by financing activities	(24,566)	10,913
Net increase in cash and cash equivalents	239	1,186
Cash and cash equivalents
Beginning of year	5,326	4,140
End of year	$5,565	$5,326

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

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of February 20, 2024 oil was $78.72 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.58 per mmcf as of February 21, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin where market conditions were stronger. However, there can be no assurance that market conditions in the Permian Basin will remain strong and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing all of these rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

Asset Impairment, net

We refer to rigs that meet the minimum characteristics of a super-spec, pad optimal rig as our 200 Series rigs. However, in addition to these minimum characteristics, we believe E&P operators also increasingly desire drilling contractors with the ability to provide other flexible and varying equipment packages depending upon the specific nature of their drilling program and their field-development plans. Such equipment package options include greater setback capacity allowing efficient drilling of ultra-long horizontal laterals, high-torque top drives and high-torque iron roughnecks capable of handling larger diameter drill pipe and premium threaded connections. We refer to our ShaleDriller fleet that is outfitted with one or more of these additional equipment packages as our 300 Series rigs.

There has been a growing demand for rigs meeting the characteristics of our 300 Series rigs and in response we began converting our 200 Series rigs equipment packages to 300 Series specification in late 2022. In response to customer demand, these conversions accelerated significantly during the later part of 2023, with the Company having performed four conversions during the past five months. As a result, the Company currently has only one 200 Series rig operating with over 90% of its current operating fleet being classified as 300 Series rigs. This compares to only 50% of its operating fleet being classified as 300 Series rigs as of January 1, 2023.

During the fourth quarter of 2023, as a result of this accelerating trend toward rigs requiring 300 Series specifications, management reviewed its idle equipment and impaired $14.7 million of equipment and capital spares that it determined would no longer be utilized by the Company’s marketed fleet of 26 rigs.

During the year ended December 31, 2023, we also impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

During the year ended December 31, 2022, we impaired certain drilling equipment that was designated held for sale as of December 31, 2022. Accordingly, we impaired the drilling equipment to fair market value less cost to sell, recorded asset impairment expense of $0.4 million in our consolidated statements of operations and recorded $0.3 million of assets held for sale on our consolidated balance sheet as of December 31, 2022.

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

Accounts Receivable

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments on January 1, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and did not result in a transition adjustment as of January 1, 2023. As of January 1, 2023 and December 31, 2023, our total allowance for credit losses was zero.

Accounts receivable is comprised primarily of amounts due from our customers for contract drilling services. We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the consolidated statements of income. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

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

Depreciation of property, plant and equipment is recorded based on the estimated useful lives of the assets as follows:

	Estimated Useful Life
Buildings	20	-	39 years
Drilling rigs and related equipment	3	-	20 years
Machinery, equipment and other	3	-	7 years
Vehicles	2	-	3 years

Our operations are managed from field locations that we own or lease, that contain office, shop and yard space to support day-to-day operations, including repair and maintenance of equipment, as well as storage of equipment, materials and supplies. We currently have six such field locations.

Additionally, we lease office space for our corporate headquarters in Houston, Texas. Leases are evaluated at inception or at any subsequent material modification to determine if the lease should be classified as a finance or operating lease.

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

Construction in progress represents the costs incurred for drilling rigs and rig upgrades under construction at the end of the period. This includes third-party costs relating to the purchase of rig components as well as labor, material and other identifiable direct and indirect costs associated with the construction of the rig.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of December 31, 2023 and 2022. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying value because of the short-term nature of these instruments.

The following table summarizes the carrying value and fair value of our long-term debt as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Convertible Notes	$179,209	$164,800	$170,166	$159,200
Revolving ABL Credit Facility	$5,500	$5,500	$11,811	$11,870

The fair value of the Convertible Notes is determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of December 31, 2023 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (58.5%), risk-free rate (4.2%), and credit spread (2,702 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2022 included, but were not limited to our share price, expected price volatility (59.0%), risk-free rate (4.2%) and credit spread (3,262 bps) relative to our credit rating.

The estimated fair value of our Revolving ABL Credit Facility is also determined to be a Level 3 measurement as our debt is not actively traded and the fair value estimate is based on discounted estimated future cash flows or a fair value in-exchange assumption, which are significant unobservable inputs in the fair value hierarchy. To determine the fair value of our outstanding floating rate debt as of December 31, 2023, we utilized a credit spread of 229 bps on the Revolving ABL Credit Facility based on an analysis of credit spreads of comparably rated public debt items as well as the original issuance price of the debt. We utilized a credit spread of 493 bps to determine the fair value of our Revolving ABL Credit Facility as of December 31, 2022.

Recurring Fair Value Measurements

As described in Note 8 “Long-term Debt,” we determined that certain features under our Convertible Notes required bifurcation from the debt host agreement in accordance with Accounting Standards Codification (“ASC”) 815 as of March 18, 2022. Accordingly, on the issuance date of the Convertible Notes, March 18, 2022, we recorded the fair value of the embedded derivative liability of $75.7 million, in our consolidated balance sheet. The change in the fair value of the embedded derivative liability was assessed quarterly and recorded in our consolidated statement of operations as “Change in fair value of embedded derivative liability” until the features underlying the instrument were exercised, redeemed, cancelled or expired.

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the debt host agreement. We recorded the extinguishment of the embedded derivative liability by reclassifying $69.2 million to stockholders’ equity, representing the fair value of the conversion rate feature of the derivative liability on our balance sheet, as the conversion rate feature then met the criteria to be classified as equity during the second quarter of 2022. We recognized a gain on extinguishment of the derivative liability of $10.8 million in our consolidated statement of operations associated with the PIK interest rate feature of the embedded derivative liability during the second quarter of 2022. As of December 31, 2023 and 2022, we had no embedded derivative liability recorded. For more information, see our 2022 Annual Report on Form 10-K filed with the SEC on March 6, 2023.

There were no transfers between fair value measurement levels during the years ended December 31, 2023 or 2022.

See Note 11 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of long-lived asset impairments.

Revenue and Cost Recognition

We earn contract drilling revenues pursuant to drilling contracts entered into with our customers. We perform drilling services on a “daywork” basis, under which we charge a specified rate per day, or “dayrate.” The dayrate associated with each of our contracts is a negotiated price determined by the capabilities of the rig, location, depth and complexity of the wells to be drilled, operating conditions, duration of the contract and market conditions. The term of land drilling contracts may be for a defined number of wells or for a fixed time period. We generally receive lump-sum payments for the mobilization of rigs and other drilling equipment at the commencement of a new drilling contract. Revenue and costs associated with the initial mobilization are deferred and recognized ratably over the term of the related drilling contract once the rig spuds. Costs incurred to relocate rigs and other equipment to an area in which a contract has not been secured are expensed as incurred. Our contracts provide for early termination fees in the event our customers choose to cancel the contract prior to the specified contract term. We record a contract liability for such fees received up front and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract or until such time that all performance obligations are satisfied. While under contract, our rigs generally earn a reduced rate while the rig is moving between wells or drilling locations, or on standby waiting for the customer. Reimbursements for the purchase of supplies, equipment, trucking and other services that are provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses or capitalized when appropriate when incurred. Revenue is presented net of any sales tax charged to the customer that we are required to remit to local or state governmental taxing authorities.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we record deferred income taxes based upon differences between the financial reporting basis and tax basis of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we realize those assets or settle those liabilities. We review deferred tax assets for a valuation allowance based upon management’s estimates of whether it is more likely than not that a portion of the deferred tax asset will be fully realized in a future period.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires an entity to disclose significant segment expenses impacting profit and loss that are regularly provided to the Chief Operating Decision Maker (“CODM”) to assess segment performance and to make decisions about resource allocations. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect the standard to have a material impact on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Also, this guidance requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this guidance are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Dayrate Drilling Revenue. Our drilling contracts provide that revenue is earned based on a specified rate per day for the activity performed. The majority of revenue earned under daywork contracts is variable and depends on a rate scale associated with drilling conditions and level of service provided for each fractional-hour time increment over the contract term. Such rates generally include the full operating rate, moving rate, standby rate, and force majeure rate and determination of the rate per time increment is made based on the actual circumstances as they occur. Other variable consideration under these contracts could include reduced revenue related to downtime, delays or moving caps.

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

Capital Modification Revenue. From time to time, we may receive fees (on either a fixed lump-sum or variable dayrate basis) from our customers for capital improvements to our rigs to meet their requirements. Such revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract, as these activities are not considered to be distinct within the context of our contracts. We record a contract liability for such fees received up front and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract.

Early Termination Revenue. Our contracts provide for early termination fees in the event our customers choose to cancel the contract prior to the specified contract term. We record a contract liability for such fees received up front and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract or until such time that all performance obligations are satisfied.

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Dayrate drilling	$189,315	$172,284
Mobilization	5,122	4,719
Reimbursables	9,305	8,856
Early termination	5,864	—
Capital modification	387	810
Other	113	41
Total revenue	$210,106	$186,710

Contract Balances

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Contract asset balances could consist of demobilization fee revenue that we expect to receive that is recognized ratably throughout the contract term but invoiced upon completion of the demobilization activities. Once the demobilization fee revenue is invoiced, the corresponding contract asset is transferred to accounts receivable. Contract liabilities include payments received for mobilization fees as well as upgrade activities, which are allocated to the overall performance obligation and recognized ratably over the initial term of the contract.

The following table provides information about receivables and contract liabilities related to contracts with customers as of December 31, 2023 and 2022, respectively. We had no contract assets in either year.

	December 31,	December 31,
(in thousands)	2023	2022
Receivables, which are included in “Accounts receivable”	$31,380	$39,732
Contract liabilities, which are included in “Accrued liabilities”	$(578)	$(1,158)

Significant changes in the contract liabilities balance during the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Revenue recognized that was included in contract liabilities at beginning of period	$1,158	$542
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(578)	$(1,158)

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2024	2025	2026	Total
Revenue	$578	$—	$—	$578

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term) and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.5 million and $0.3 million on our consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, contract costs increased by $2.3 million and we amortized $2.1 million of contract costs. During the year ended December 31, 2022, contract costs increased by $3.3 million and we amortized $3.6 million of contract costs. Additionally, in the fourth quarter of 2023, we recognized $0.6 million of costs to obtain a contract with a customer which is included in “Other expense” on our consolidated statement of operations.

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

As a practical expedient, a lessee may elect not to apply the recognition requirements in ASC 842 to short-term leases. Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. We elected to utilize this practical expedient.

The components of lease expense were as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Operating lease expense	$1,086	$747
Short-term lease expense	7,107	5,697
Variable lease expense	608	577

Finance lease expense:
Amortization of right-of-use assets	$1,878	$1,682
Interest expense on lease liabilities	278	387
Total finance lease expense	2,156	2,069
Total lease expense	$10,957	$9,090

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$921	$732
Operating cash flows from finance leases	$278	$373
Financing cash flows from finance leases	$2,580	$5,811

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$2,106	$153
Finance leases	$2,161	$4,440

Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating leases:
Other long-term assets, net	$2,205	$976

Accrued liabilities	$934	$751
Other long-term liabilities	1,375	373
Total operating lease liabilities	$2,309	$1,124

Finance leases:
Property, plant and equipment	$6,238	$7,307
Accumulated depreciation	(1,829)	(1,994)
Property, plant and equipment, net	$4,409	$5,313

Current portion of long-term debt	$1,226	$2,485
Long-term debt	1,659	1,599
Total finance lease liabilities	$2,885	$4,084

Weighted-average remaining lease term
Operating leases	3.4 years	1.6 years
Finance leases	2.0 years	1.6 years

Weighted-average discount rate
Operating leases	8.75%	10.86%
Finance leases	8.25%	8.12%

Maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$1,086	1,414
2025	516	1,138
2026	401	634
2027	370	—
2028	285	—
Total cash lease payment	2,658	3,186
Less: imputed interest	(349)	(301)
Total lease liabilities	$2,309	$2,885

5. Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Rig components and supplies	$1,557	$1,508

We determined that no reserve for obsolescence was needed as of December 31, 2023 or 2022. No inventory obsolescence expense was recognized during the years ended December 31, 2023 or 2022.

6. Property, Plant and Equipment

Major classes of property, plant, and equipment, which include finance lease assets, consisted of the following (in millions):

	December 31,
(in thousands)	2023	2022
Land	$300	$300
Buildings	2,858	2,816
Drilling rigs and related equipment	611,382	611,972
Machinery, equipment and other	1,762	1,775
Finance leases	6,238	7,307
Leasehold improvements	25	25
Construction in progress	2,851	5,693
Total	$625,416	$629,888
Less: Accumulated depreciation	(277,223)	(253,804)
Total Property, plant and equipment, net	$348,193	$376,084

Repairs and maintenance expense included in operating costs in our statements of operations totaled $28.5 million and $23.3 million for the years ended December 31, 2023 and 2022, respectively.

Depreciation expense was $43.5 million and $40.4 million for the years ended December 31, 2023 and 2022, respectively.

7. Supplemental Consolidated Balance Sheet and Cash Flow Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid insurance	$3,502	$3,796
Deferred mobilization costs	467	283
Prepaid and other current assets	790	657
	$4,759	$4,736

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued salaries and other compensation	$6,625	$6,908
Insurance	2,996	3,002
Deferred mobilization revenues	578	1,003
Property and other taxes	2,124	3,621
Interest	25	101
Operating lease liability - current	934	751
Cash-settled SARs liability	2,054	1,826
Other	1,035	396
	$16,371	$17,608

Supplemental consolidated cash flow information:

	Year Ended December 31,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,358	$5,084
Cash paid during the year for taxes	$804	$—
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(8,093)	$11,686
Additions to property, plant & equipment through finance leases	$2,161	$4,440
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(513)	$(281)
Transfer of assets from held and used to held for sale	$—	$(325)
Initial embedded derivative liability upon issuance of Convertible Notes	$—	$75,733
Extinguishment of embedded derivative liability	$—	$(69,232)
Shares issued for structuring fee	$—	$9,163

8. Long-term Debt

Our Long-term Debt consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Convertible Notes due March 18, 2026	$179,209	$170,166
Revolving ABL Credit Facility due September 30, 2025	5,500	11,811
Finance lease obligations	2,885	4,084
	187,594	186,061
Less: Convertible Notes debt discount and issuance costs	(31,819)	(40,353)
Less: current portion of finance leases	(1,226)	(2,485)
Long-term debt, net	$154,549	$143,223

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2023:

(in thousands)	2024	2025	2026	Total
Convertible Notes	$14,000	$3,500	$161,709	$179,209
Revolving ABL Credit Facility	—	5,500	—	5,500
Total	$14,000	$9,000	$161,709	$184,709

Future payments of finance leases are included in Note 4 “Leases.”

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $179.2 million of Convertible Notes outstanding as of December 31, 2023. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). Proceeds from the private placement of the Convertible Notes were used to repay all of our outstanding indebtedness under our term loan credit agreement, to repay obligations to prior equity holders of Sidewinder Drilling LLC, and for working capital purposes. In connection with the placement of the Convertible Notes, we issued 2,268,000 shares of our common stock as a structuring fee. The structuring fee shares were issued on March 18, 2022, concurrent with the closing of the private placement of the Convertible Notes. The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023 and September 30, 2023, resulting in the issuance of an additional $12.7 million, $11.6 million and $12.4 million principal amount of Convertible Notes, respectively. As of December 31, 2023, accrued PIK interest of $6.8 million, which is due March 31, 2024 and will result in the issuance of additional Convertible Notes, is classified as “Other Long-Term Liabilities” on our consolidated balance sheet. As of December 31, 2022, accrued PIK interest of $5.8 million, which was due March 31, 2023 and resulted in the issuance of additional Convertible Notes, was classified as “Other Long-Term Liabilities” on our consolidated balance sheet.

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

Each noteholder has a right to convert our Convertible Notes into shares of ICD common stock at any time after issuance through maturity. The conversion price is $4.51 per share. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Convertible Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of Common Stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Convertible Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). Beginning June 30, 2023, we were obligated to offer to redeem $5.0 million of Convertible Notes on a quarterly basis through December 31, 2023, and $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. During 2023, our noteholders accepted our offers to redeem $5.0 million of Convertible Notes on each of June 30, 2023, September 30, 2023 and December 31, 2023. As such, on June 30, 2023, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes; on September 30, 2023, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.4 million of accrued interest on such Notes; and on December 31, 2023, we redeemed and paid cash for $5.0 million of principal of Convertible Notes and $0.2 million of accrued interest on such Notes. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On June 30, 2023, September 30, 2023 and December 31, 2023,

we borrowed $5.0 million, $5.0 million and $5.0 million, respectively, under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $14.8 million during the nine months ended September 30, 2024 and $11.25 million during the nine months ended June 30, 2024, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one (1) year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by the Company or a subsidiary of the Company within ninety (90) days after the date of such consent) and (ii) the Board of Directors of the Company. The holders of our Convertible Notes consented to capital expenditure adjustments under this covenant aggregating $10.6 million in 2022 and $16.9 million in 2023. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control. Beginning 18 months prior to maturity, we may elect to suspend the Convertible Debt covenant requirements by depositing cash and short-term treasuries with the Trustee in an amount equal to all amounts due to the noteholders including principal, premium (if any) and interest. We are in compliance with our covenants as of December 31, 2023.

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

The Indenture provides that at any time on or after September 18, 2024, the Company may executive an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee funds sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes.

We early adopted ASU 2020-06 as of January 1, 2022 and concluded the Convertible Notes are accounted for as debt, with embedded features. As a consequence of the embedded features, the Convertible Notes gave rise to a derivative liability. See Embedded Derivative Liability. The debt terms of the Convertible Notes, of which affiliates of our prior Term Loan Facility are 50.1% noteholders, were determined to be substantially different terms from the Term Loan Facility and therefore required to be accounted for as an extinguishment of the Term Loan Facility.  Accordingly, in the second quarter of 2022 we recognized a loss on the extinguishment of debt of approximately $46.3 million. This was a non-cash expense primarily associated with the recognition of unamortized debt issuance costs, non-cash fees settled in shares to the affiliates of our prior Term Loan Facility and the fair value of the embedded derivatives. We recorded an embedded derivative liability of $75.7 million at the time of the issuance and a debt discount of $37.8 million. Issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million along with the debt discount were recorded as a direct deduction from the Convertible Notes in the consolidated balance sheet. The debt discount and issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of December 31, 2023 is 25.4%. For the year ended December 31, 2023, the contractual interest expense was $25.9 million and the debt discount and issuance cost amortization was $8.5 million. For the year ended December 31, 2022, the contractual interest expense was $18.5 million and the debt discount and issuance cost amortization was $6.7 million.

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

After the approval of our stockholders on June 8, 2022, certain features under our Convertible Notes were modified and no longer met the criteria to bifurcate from the host debt agreement. As of December 31, 2023 and 2022, we had no embedded derivative liability recorded. See Financial Instruments and Fair Value in Note 2 “Summary of Significant Accounting Policies” for additional information.

Term Loan Facility

On October 1, 2018, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) for an initial term loan in an aggregate principal amount of $130.0 million, (the “Term Loan Facility”) and a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million (the “DDTL Facility”, and together with the Term Loan Facility, the “Term Facilities”). The Term Facilities had a maturity date of October 1, 2023, but were repaid in their entirety on March 18, 2022 with proceeds from the issuance of the Convertible Notes.

Interest under the Term Loan Facility was determined by reference, at our option, to either (i) a “base rate” equal to the higher of (a) the federal funds effective rate plus 0.05%, (b) the London Interbank Offered Rate (“LIBOR”) with an interest period of one month, plus 1.0%, and (c) the rate of interest as publicly quoted from time to time by the Wall Street Journal as the “prime rate” in the United States, plus an applicable margin of 6.5%, or (ii) a “LIBOR rate” equal to LIBOR with an interest period of one month, plus an applicable margin of 7.5%. For the year ended December 31, 2022, we elected to PIK interest of $3.2 million, which increased our Term Loan balance accordingly.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of December 31, 2023.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of December 31, 2023, the weighted-average interest rate on our borrowings was 14.93%. As of December 31, 2023, the borrowing base under our Revolving ABL Credit Facility was $26.3 million, and we had $20.6 million of availability remaining of our $40.0 million commitment on that date.

9. Income Taxes

The components of the income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$—	$—
State	530	575
	$530	$575
Deferred:
Federal	$(3,285)	$(7,480)
State	780	709
	$(2,505)	$(6,771)

Income tax benefit	$(1,975)	$(6,196)

The effective tax rate (as a percentage of net loss before income taxes) is reconciled to the U.S. federal statutory rate as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Income tax benefit at the statutory federal rate (21%)	$(8,331)	$(15,019)
Nondeductible expenses	232	3
Valuation allowance	3,140	(1,200)
Debt discount	1,408	7,629
State taxes, net of federal benefit	435	1,518
Stock-based compensation and other	1,141	873
Income tax benefit	$(1,975)	$(6,196)
Effective tax rate	5.0%	8.7%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2023	2022
Deferred income tax assets
Merger-related expenses	$808	$894
Stock-based compensation	1,328	1,349
Accrued liabilities and other	128	613
Deferred revenue	133	228
Interest limitation	14,855	8,024
ROU Asset	533	255
Debt Instruments	1,666	2,026
Net operating losses	97,112	96,142
Total net deferred tax assets	$116,563	$109,531
Deferred income tax liabilities
Prepaids	$(794)	$(845)
Property, plant and equipment	(43,088)	(41,937)
ROU Liability	(509)	(222)
Total net deferred tax liabilities	$(44,391)	$(43,004)
Valuation allowance	$(81,933)	$(78,793)
Net deferred tax liability	$(9,761)	$(12,266)

As of December 31, 2023, we had a total of $448.6 million of net operating loss carryforwards, of which $134.1 million will begin to expire in 2031 and $314.5 million will be carried forward indefinitely.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in April 2016, October 2018 in connection with the Sidewinder Merger, and in October 2021. We are subject to an annual limitation on the usage of our NOL and as a result of our limitation from the ownership change in October 2021, we expect to have approximately $94.2 million of NOLs expire before becoming available to be utilized by us. Management will continue to monitor the potential impact of Section 382 with respect to our NOL carryforward.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2023, we had no unrecognized tax benefits. We file income tax returns in the United States and in various state jurisdictions. With few exceptions, we are subject to United States federal, state and local income tax examinations by tax authorities for tax periods 2012 and forward. Our federal and state tax returns for 2012 and subsequent years remain subject to examination by tax authorities due to the existence of NOLs in each jurisdiction. Although we cannot predict the outcome of future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our financial position, results of operations, or cash flows.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the consolidated statement of operations. We have not recorded any interest or penalties associated with unrecognized tax benefits.

In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. However, due to IRC Section 382 ownership changes in earlier years and the resulting annual limitation on our pre-change NOLs, we do not anticipate having enough NOL available to offset our deferred tax liabilities in the appropriate years. Therefore, we have adjusted our valuation allowance to reflect such.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted and signed into law and includes targeted tax provisions. We do not anticipate these tax provisions will have a material impact on our financial statements.

10. Stock-Based Compensation

Prior to June 2019, we issued common stock-based awards to employees and non-employee directors under our 2012 Long-Term Incentive Plan adopted in March 2012 (the “2012 Plan”). In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 4.6 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of December 31, 2023, approximately 891,790 shares were available for future awards under the 2019 Plan. In connection with the adoption of the 2019 Plan, no further awards will be made under the 2012 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$5,239	$3,390
Cash-settled stock appreciation rights and performance-based phantom units	432	1,254
Total stock-based compensation	$5,671	$4,644

Time-Based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2012 plan and the 2019 plan.

Time-Based Restricted Stock

Time-based restricted stock awards consist of grants of our common stock that vest over three to five years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of time-based restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2023, there was no unrecognized compensation cost related to unvested time-based restricted stock awards.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the year ended December 31, 2023 and 2022 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2022	26,890	$64.40
Granted	—	—
Vested	(10,198)	64.40
Forfeited/expired	(3,246)	64.40
Outstanding at January 1, 2023	13,446	$64.40
Granted	—	—
Vested	(10,170)	64.40
Forfeited	(3,276)	64.40
Outstanding at December 31, 2023	—	$—

Time-Based Restricted Stock Units

We have granted three-year time-based vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock with no exercise price. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of December 31, 2023, there was $2.6 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the year ended December 31, 2023 and 2022 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	109,911	$8.50
Granted	1,526,385	4.16
Vested and converted	(78,011)	7.78
Forfeited/expired	(2,743)	38.80
Outstanding at January 1, 2023	1,555,542	$4.22
Granted	272,736	4.00
Vested and converted	(817,831)	4.28
Forfeited	(257,267)	4.17
Outstanding at December 31, 2023	753,180	$4.10

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

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of December 31, 2023, there was $0.3 million of unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.

The assumptions used to value our FCF restricted stock unit awards on the grant date in the first quarter of 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2023 and 2022 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2022	27,285	$24.50
Granted	—	—
Vested and converted	(3,056)	29.00
Forfeited/expired	(13,486)	33.10
Outstanding at January 1, 2023	10,743	$12.42
Granted	299,411	4.47
Vested and converted	(6,442)	12.42
Forfeited	(4,301)	12.42
Outstanding at December 31, 2023	299,411	$4.47

Phantom Units

In the first quarter of 2023, we granted certain employees 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on December 31, 2025 subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $31.0 thousand of compensation expense in the year ended December 31, 2023.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. In the third quarter of 2023, 1,250 shares were forfeited. As of December 31, 2023, there were 93,458 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $68.0 thousand of compensation expense in the year ended December 31, 2023.

In the first quarter of 2023, we granted independent directors 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. In the second quarter of 2023, 8,333 shares were forfeited due to the resignation of a director. As of December 31, 2023, there were 33,332 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $73.0 thousand of compensation expense in the year ended December 31, 2023.

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

Changes to our time-based stock-settled SARs for the year ended December 31, 2023 and 2022 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2022	—	$—
Granted	1,421,740	2.83
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at January 1, 2023	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2023	1,421,740	$2.83
Exercisable at December 31, 2023	829,349	$2.83
Non-vested at January 1, 2023	1,421,740	$2.83
Vested	829,349	2.83
Non-vested at December 31, 2023	592,391	$2.83

The number of stock-settled SARs exercisable at December 31, 2023 was 0.8 million with a weighted average remaining contractual life of 5.2 years. As of December 31, 2023, there was $1.8 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 0.7 years.

Time-Based Cash-Settled Stock Appreciation Rights

We have granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement. As of December 31, 2023 and December 31, 2022, we have recorded a liability, classified as “Accrued Liabilities” on our consolidated balance sheets, of $2.1 million and $1.8 million, respectively.

Time-based, cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of our common stock over the exercise price is paid in cash and not in common stock.

The fair value of time-based cash-settled SARs is revalued (mark-to-market) each reporting period using a Monte Carlo simulation model based on period-end stock price. The expected term of the SARs is calculated as the average of each vesting tranche’s midpoint between vesting date and expiration date plus the vesting period. Expected volatility is based on the historical volatility of our stock for the length of time corresponding to the expected term of the SARs. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of time-based cash-settled SARs outstanding during the year ended December 31, 2023 using the Monte Carlo simulation model:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Remaining term to maturity	4.1 years	5.1 years
Expected volatility factor	119.5%	113.0%
Expected dividend yield	—%	—%
Risk-free interest rate	3.88%	3.95%

Changes to our non-vested time-based cash-settled SARs during the year ended December 31, 2023 and 2022 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2022	2,912,867	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	(27,145)	5.73
Outstanding at January 1, 2023	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2023	2,885,722	$5.73
Exercisable at December 31, 2023	1,426,964	$5.73

As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to time-based cash-settled SARs that is expected to be recognized over a weighted-average period of 0.1 years.

11. Stockholders’ Equity and Loss per Share

As of December 31, 2023, we had a total of 14,425,864 shares of common stock, $0.01 par value, outstanding. We also had 97,260 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	For the Years Ended December 31,
(in thousands, except per share data)	2023	2022
Net loss (numerator):	$(37,697)	$(65,321)
Loss per share:
Basic and diluted	(2.69)	(5.01)
Shares (denominator):
Weighted average common shares outstanding - basic	14,012	13,026
Weighted average common shares outstanding - diluted	14,012	13,026

The following number of potential common shares at the end of each year presented were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2023	2022
Potentially dilutive securities excluded as anti-dilutive	39,748	31,362

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

13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2023, we had outstanding purchase commitments to a number of suppliers totaling $3.4 million related primarily to rig equipment or components ordered but not received. We have paid deposits of $0.1 million related to these commitments.

Employment Agreements

We have entered into employment agreements with six key executives, with original terms of three years, that automatically extend a year prior to expiration, provided that neither party has provided a written notice of termination before that date. As of December 31, 2023, these agreements in aggregate provide for minimum annual cash compensation of $2.1 million and cash severance payments totaling $5.4 million for termination by ICD without cause, or termination by the employee for good reason, both as defined in the agreements, or $7.7 million in the event of a change in control, as defined in the agreements.

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

14. Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $1.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

15. Concentration of Market and Credit Risk

We derive all our revenues from drilling services contracts with companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and natural gas prices. We have a number of customers that account for 10% or more of our revenues. For 2023, this customer included Endeavor Energy Resources (23%). For 2022, these customers included Paloma Natural Gas, LLC (20%), Endeavor Energy Resources (13%), and Diamondback Energy, Inc. (12%).

Our trade receivables are with a variety of E&P and other oilfield service companies. We perform ongoing credit evaluations of our customers, and we generally do not require collateral. We do occasionally require deposits from customers whose creditworthiness is in question prior to providing services to them. As of December 31, 2023, Endeavor Energy Resources (24%), Diamondback Energy, Inc. (13%) and Petro-Hunt Permian, LLC (12%) accounted for 10% or more of our accounts receivable. As of December 31, 2022, Paloma Natural Gas, LLC (19%) and Diamondback Energy, Inc. (15%) accounted for 10% or more of our accounts receivable.

We have concentrated credit risk for cash by maintaining deposits in major banks, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We

monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2023, we had approximately $5.3 million in cash and cash equivalents in excess of FDIC limits.

16. Related Parties and Other Matters

In connection with the issuance of the Convertible Notes on March 18, 2022, we issued to affiliates of MSD Partners, L.P. (the “MSD Investors”) $78.9 million principal amount of Convertible Notes and entered into an Investor’s Rights Agreement permitting MSD Partners to nominate one director to our Board so long as MSD Partners and its affiliates continue to own $25.0 million principal amount of Convertible Notes (the “Sunset Date”). We also entered into an Investor’s Rights Agreement with Glendon Capital Management L.P. (“GCM”) that permits GCM to designate one director on the same terms. In addition, as long as each of such parties continues to have the right to appoint such holder representatives, the two holder representatives will have the right to nominate one additional representative as a director, provided that the third representative must be an independent director unless one of the MSD Partners and the GCM representatives is independent for New York Stock Exchange purposes. The proposed representatives are subject to review by our Nominating and Corporate Governance Committee. Following the Sunset Date for the applicable party, MSD Partners and/or GCM, as applicable, will cause its designee to offer to tender his or her resignation, unless otherwise requested by the Board, and the third representative may be removed by the Board. Two holders representatives of the MSD Investors and GCM were initially nominated and appointed to the Board pursuant to the Investor’s Rights Agreement, and the third representative was appointed in connection with an increase in the number of directors from six to seven members effective July 1, 2022. As of December 31, 2023, accrued interest payable on the Convertible Notes was $6.8 million.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and		Balance at
(in thousands)	Period	Expenses	Deductions (1)	End of Period
Year Ended December 31, 2023:
Credit loss allowance	$—	$1,177	$(1,177)	$—
Valuation allowance for deferred tax assets	$78,793	$3,140	$—	$81,933
Year Ended December 31, 2022:
Credit loss allowance	$—	$—	$—	$—
Valuation allowance for deferred tax assets	$79,993	$(1,200)	$—	$78,793

(1)	Includes accounts determined to be uncollectible and charged against allowance.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment, using this criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

ITEM  9B.    OTHER INFORMATION

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2023.

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

ITEM 11.    EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2023.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2023.

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

INDEPENDENCE CONTRACT DRILLING, INC.
Date:	February 28, 2024	By:	/s/ J. Anthony Gallegos, Jr.
			Name:	J. Anthony Gallegos, Jr.
			Title:	President, Chief Executive Officer and Director
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

Date:
February 28, 2024	By:	/s/ J. Anthony Gallegos, Jr.
		Name:	J. Anthony Gallegos, Jr.
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2024	By:	/s/ Philip A. Choyce
		Name:	Philip A. Choyce
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

February 28, 2024	By:	/s/ Katherine Kokenes
		Name:	Katherine Kokenes
		Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2024	By:	/s/ Robert J. Barrett, IV
		Name:	Robert J. Barrett, IV
		Title:	Director

February 28, 2024	By:	/s/ Brian D. Berman
		Name:	Brian D. Berman
		Title:	Director

February 28, 2024	By:	/s/ Vincent J. Cebula
		Name:	Vincent J. Cebula
		Title:	Director

February 28, 2024	By:	/s/ Christopher M. Gleysteen
		Name:	Christopher M. Gleysteen
		Title:	Director

February 28, 2024	By:	/s/ James G. Minmier
		Name:	James G. Minmier
		Title:	Director

February 28, 2024	By:	/s/ Stacy D. Nieuwoudt
		Name:	Stacy D. Nieuwoudt
		Title:	Director

EXHIBIT INDEX

Exhibit Number	Document Description	Incorporated by Reference Herein

3.1	Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on August 13, 2014 (File No. 001-36590)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated as of March 11, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 11, 2020 (File No. 001-36590)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Independence Contract Drilling, Inc., dated as of June 8, 2022.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 8, 2022 (File No. 001-36590)
3.5	Third Amended and Restated Bylaws of Independence Contract Drilling, Inc. (adopted as of February 28, 2023).	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 2, 2023 (File No. 001-36590)
4.1	Form of Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by Independence Contract Drilling, Inc. on July 18, 2014 (Registration No. 333-196914)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.	Incorporated herein by reference to Exhibit 4.4 of the Annual Report on Form 10-K filed by Independence Contract Drilling, Inc. on March 2, 2020 (File No. 001-36590)
10.1

Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on October 2, 2018 (File No. 001-36590)
10.2

Second Amendment dated effective January 21, 2022 to Credit Agreement, dated as of October 1, 2018, by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, LLC, and ICD Operating LLC, as Borrowers.

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
10.5	Convertible Note Subscription Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., and the subscribers named therein.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.6

Indenture, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc., U.S. Bank Trust Company, National Association, as trustee and collateral agent, and Sidewinder Drilling LLC, as guarantor.

Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.7	First Supplemental Indenture dated July 21, 2022, by and among the Company, the Guarantor thereto, and U.S. Bank Trust Company National Association.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 21, 2022 filed by Independence Contract Drilling, Inc. on July 27, 2022 (File No. 001-36590)
10.8	Second Supplemental Indenture dated February 24, 2023, by and amongst the Company, the Guarantor thereto, and U.S. Bank Trust Company National Association.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 24, 2023 filed by Independence Contract Drilling, Inc. on February 27, 2023 (File No. 001-36590)
10.9	Third Supplemental Indenture dated February 27, 2024, by and amongst the Company, the Guarantor thereto, and U.S. Bank Trust Company National Association.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 27, 2024 filed by Independence Contract Drilling, Inc. on February 28, 2024 (File No. 001-36590)
10.10

Intercreditor Agreement, dated as of March 18, 2022, by and among U.S. Bank National Association, as Note Agent and Note Control Agent, and Wells Fargo Bank, National Association, as ABL Agent and ABL Control Agent.

Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 24, 2022 (File No. 001-36590)
10.11	Security Agreement, dated as of March 18, 2022, by and among U.S. Bank National Association, as Agent, and the Grantors named therein.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 24, 2022 (File No. 001-36590)
10.12	Investor Rights Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and MSD Partners, L.P..	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.13	Investor Rights Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Glendon Capital Management LP.	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.14	Voting Support Agreement, dated as of March 18, 2022, by and among Independence Contract Drilling, Inc. and the stockholders named therein.	Incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.15†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc., and J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.16†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Philip A. Choyce.	Incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.17†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Philip A. Dalrymple.	Incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.18†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Scott A. Keller.	Incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.19†	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between Independence Contract Drilling, Inc. and Katherine Kokenes.	Incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.20†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with J. Anthony Gallegos, Jr.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 9, 2023 (File No. 001-36590)
10.21†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Scott A. Keller.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 9, 2023 (File No. 001-36590)
10.22†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Philip A. Dalrymple.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 9, 2023 (File No. 001-36590)
10.23†	Amendment No. 1 dated February 19, 2023 to Amended and Restated Employment Agreement dated March 18, 2022 with Katherine Kokenes.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 9, 2023 (File No. 001-36590)
10.24†	Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of February 27, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.25†	Amendment No. 1 to Independence Contract Drilling 2019 Omnibus Incentive Plan, effective as of June 8, 2022.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on June 8, 2022 (File No. 001-36590)

Exhibit Number	Document Description	Incorporated by Reference Herein

10.26†	Form of 2019 Performance-Based Unit Award Agreement (Total Shareholder Return).	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on March 5, 2019 (File No. 001-36590)
10.27†	Form of Time-Based Restricted Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13, 2020 (File No. 001-36590)
10.28†	Form of TSR Cash Settlement Award Agreement.	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13,2020 (File No. 001-36590)
10.29†	Form of Director RSU Award Agreement - Partial Cash Settlement.	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on February 13, 2020 (File No. 001-36590)
10.30†	Form of Cash Settled SAR Award Agreement.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.31†	Form of 2021 Retention Agreement.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 4, 2021 (File No. 001-36590)
10.32†	Form of Restricted Stock Unit Award Agreement (Time Vesting).	Incorporated herein by reference to Exhibit 10.13 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.33†	Form of Stock Appreciation Rights Award Agreement (Share Settled).	Incorporated herein by reference to Exhibit 10.14 of the Current Report on Form 8-K dated March 18, 2022 filed by Independence Contract Drilling, Inc. on March 21, 2022 (File No. 001-36590)
10.34†	Form of FCF/TSR Restricted Stock Unit Performance Award.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Independence Contract Drilling, Inc. on May 9, 2023 (File No. 001-36590)
10.35	Form of Indemnification Agreement.	Incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by Independence Contract Drilling, Inc. on May 20, 2020 (File No. 001-36590)
23.1*	Consent of MossAdams, LLP.
23.2*	Consent of BDO USA, P.C.
24.1	Power of Attorney.	Included on the signatures page of this Annual Report on Form 10-K
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document Description	Incorporated by Reference Herein

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Independence Contract Drilling, Inc. Policy on Recoupment of Incentive Compensation Applicable to Executive Officers.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.