Form 10-Q
period 2024-03-31
Independence Contract Drilling, Inc.
filed 2024-05-01
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

15,213,277 shares of the registrant’s Common Stock were outstanding as of April 26, 2024.

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$6,944	$5,565
Accounts receivable	27,188	31,695
Inventories	1,570	1,557
Prepaid expenses and other current assets	3,697	4,759
Total current assets	39,399	43,576
Property, plant and equipment, net	342,701	348,193
Other long-term assets, net	2,670	2,908
Total assets	$384,770	$394,677
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,525	$1,226
Accounts payable	18,800	22,990
Accrued liabilities	9,783	16,371
Total current liabilities	30,108	40,587
Long-term debt, net	170,378	154,549
Deferred income taxes, net	9,521	9,761
Other long-term liabilities	1,316	8,201
Total liabilities	211,323	213,098
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 15,369,536 and 14,523,124 shares issued, respectively, and 15,213,277 and 14,425,864 shares outstanding, respectively	152	144
Additional paid-in capital	623,174	622,169
Accumulated deficit	(445,780)	(436,794)
Treasury stock, at cost, 156,259 shares and 97,260 shares, respectively	(4,099)	(3,940)
Total stockholders’ equity	173,447	181,579
Total liabilities and stockholders’ equity	$384,770	$394,677

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$46,636	$63,756
Costs and expenses
Operating costs	30,816	37,460
Selling, general and administrative	4,337	6,727
Depreciation and amortization	11,826	10,854
Gain on disposition of assets, net	(1,004)	(14)
Total costs and expenses	45,975	55,027
Operating income	661	8,729
Interest expense	(9,878)	(8,719)
(Loss) income before income taxes	(9,217)	10
Income tax benefit	(231)	(2)
Net (loss) income	$(8,986)	$12
(Loss) income per share:
Basic	$(0.62)	$0.00
Diluted	$(0.62)	$0.00
Weighted average number of common shares outstanding:
Basic	14,504	13,865
Diluted	14,504	13,881

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2023	14,425,864	$144	$622,169	$(436,794)	$(3,940)	$181,579
Restricted stock issued	692,607	7	(7)	—	—	—
RSUs vested, net of shares withheld for taxes	153,805	2	(14)	—	—	(12)
Purchase of treasury stock	(58,999)	(1)	—	—	(159)	(160)
Stock-based compensation	—	—	1,026	—	—	1,026
Net loss	—	—	—	(8,986)	—	(8,986)
Balances at March 31, 2024	15,213,277	$152	$623,174	$(445,780)	$(4,099)	$173,447

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	448,635	5	(390)	—	—	(385)
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(34)	—	—	(34)
Stock-based compensation	—	—	1,374	—	—	1,374
Net income	—	—	—	12	—	12
Balances at March 31, 2023	14,062,394	$141	$618,556	$(399,085)	$(3,933)	$215,679

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(8,986)	$12
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,826	10,854
Stock-based compensation	216	1,672
Gain on disposition of assets, net	(1,004)	(14)
Non-cash interest expense	6,487	11,619
Amortization of deferred financing costs	27	27
Amortization of Convertible Notes debt discount and issuance costs	2,720	2,378
Deferred income taxes	(231)	(13)
Credit loss expense	—	31
Changes in operating assets and liabilities
Accounts receivable	4,507	(2,094)
Inventories	(13)	(35)
Prepaid expenses and other assets	1,208	324
Accounts payable and accrued liabilities	(5,758)	(11,203)
Net cash provided by operating activities	10,999	13,558
Cash flows from investing activities
Purchases of property, plant and equipment	(9,974)	(18,835)
Proceeds from the sale of assets	1,783	748
Net cash used in investing activities	(8,191)	(18,087)
Cash flows from financing activities
Payments to redeem Convertible Notes	(3,500)	—
Borrowings under Revolving ABL Credit Facility	19,624	11,321
Repayments under Revolving ABL Credit Facility	(16,874)	(4,334)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	—	(34)
Purchase of treasury stock	(160)	—
Taxes paid for vesting of RSUs	(12)	(385)
Payments for finance lease obligations	(507)	(650)
Net cash (used in) provided by financing activities	(1,429)	5,918
Net increase in cash and cash equivalents	1,379	1,389
Cash and cash equivalents
Beginning of period	5,565	5,326
End of period	$6,944	$6,715

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$549	$419
Cash paid during the period for taxes	$110	$—
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(4,135)	$(5,091)
Additions to property, plant and equipment through finance leases	$1,513	$51
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(304)	$—

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

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of April 22, 2024, oil was $83.82 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.59 per mmcf as of April 23, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin where market conditions were stronger. However, there can be no assurance that market conditions in the Permian Basin will not decline and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing our rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

2.Interim Financial Information

These unaudited consolidated financial statements include the accounts of the Company and its subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023. In management’s opinion, these financial statements contain all adjustments necessary for a fair statement of our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented.

As we had no items of other comprehensive income in any period presented, no other components of comprehensive income are presented.

Interim results for the three months ended March 31, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

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

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Dayrate drilling	$41,645	$60,242
Mobilization	1,831	1,371
Reimbursables	3,077	1,902
Early termination	53	—
Capital modification	—	218
Other	30	23
Total revenue	$46,636	$63,756

Two customers accounted for approximately 25% and 15% of consolidated revenue for the three months ended March 31, 2024. Three customers accounted for approximately 14%, 12%, and 11% of consolidated revenue for the three months ended March 31, 2023.

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days. The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of March 31, 2024 or December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Receivables, which are included in “Accounts receivable”	$26,869	$31,380
Contract liabilities, which are included in “Accrued liabilities”	$(614)	$(578)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue recognized that was included in contract liabilities at beginning of period	$431	$540
Increase in contract liabilities due to cash received, excluding amounts recognized as revenue	$(467)	$(751)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2024	2025	2026	2027
Revenue	$614	$—	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.6 million and $0.5 million on our consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, contract costs increased by $1.1 million and we amortized $1.0 million of contract costs, respectively. During the three months ended March 31, 2023, contract costs increased by $0.9 million and we amortized $0.5 million of contract costs.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expense	$299	$191
Short-term lease expense	2,143	1,730
Variable lease expense	127	162

Finance lease expense:
Amortization of right-of-use assets	$467	$555
Interest expense on lease liabilities	73	73
Total finance lease expense	540	628
Total lease expense	$3,109	$2,711

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$253	$196
Operating cash flows from finance leases	$73	$73
Financing cash flows from finance leases	$507	$650

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$75	$618
Finance leases	$1,513	$51

Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Operating leases:
Other long-term assets, net	$2,029	$2,205

Accrued liabilities	$889	$934
Other long-term liabilities	1,242	1,375
Total operating lease liabilities	$2,131	$2,309

Finance leases:
Property, plant and equipment	$5,931	$6,238
Accumulated depreciation	(1,734)	(1,829)
Property, plant and equipment, net	$4,197	$4,409

Current portion of long-term debt	$1,525	$1,226
Long-term debt	2,204	1,659
Total finance lease liabilities	$3,729	$2,885

Weighted-average remaining lease term
Operating leases	3.2 years	3.4 years
Finance leases	2.2 years	2.0 years

Weighted-average discount rate
Operating leases	8.60%	8.75%
Finance leases	7.95%	8.25%

Maturities of lease liabilities at March 31, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$840	1,395
2025	540	1,486
2026	401	1,118
2027	370	97
2028	285	—
Total cash lease payment	2,436	4,096
Less: imputed interest	(305)	(367)
Total lease liabilities	$2,131	$3,729

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of March 31, 2024 and December 31, 2023. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying value because of the short-term nature of these instruments. We believe the carrying value of our Revolving ABL Facility approximates fair value because the interest rates are variable and reflective of current market rates.

The following table summarizes the carrying value and fair value of our Convertible Notes as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Convertible Notes	$189,023	$151,000	$179,209	$164,800

The fair value of the Convertible Notes is also determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of March 31, 2024 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (48.0%), risk-free rate (4.6%), and credit spread (2,855 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2023 included, but were not limited to our share price, expected price volatility (58.5%), risk-free rate (4.2%) and credit spread (2,702 bps) relative to our credit rating.

There were no transfers between fair value measurement levels during the first quarter of 2024.

See Note 9 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily related to the potential impairment of long-lived assets.

6.Inventories

All of our inventory as of March 31, 2024 and December 31, 2023 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid insurance	$2,390	$3,502
Deferred mobilization costs	591	467
Prepaid and other current assets	716	790
	$3,697	$4,759

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued salaries and other compensation	$2,643	$6,625
Insurance	1,859	2,996
Deferred mobilization revenues	614	578
Property and other taxes	1,617	2,124
Interest	46	25
Operating lease liability - current	889	934
Cash-settled SARs liability	1,183	2,054
Other	932	1,035
	$9,783	$16,371

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Convertible Notes due March 18, 2026	$189,023	$179,209
Revolving ABL Credit Facility due September 30, 2025	8,250	5,500
Finance lease obligations	3,729	2,885
	201,002	187,594
Less: Convertible Notes debt discount and issuance costs	(29,099)	(31,819)
Less: current portion of finance leases	(1,525)	(1,226)
Long-term debt, net	$170,378	$154,549

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $189.0 million of Convertible Notes outstanding as of March 31, 2024. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023 and March 31, 2024 resulting in the issuance of an additional $50.0 million principal amount of Convertible Notes as of March 31, 2024. We also have elected to PIK outstanding interest that will be due and payable on September 30, 2024. As of March 31, 2024 and December 31, 2023, accrued PIK interest of $0.1 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024. We are obligated to offer to redeem $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On each of the mandatory offer payment dates we borrowed the principal amount of such note under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $14.8 million during the nine months ended September 30, 2024 and $11.25 million during the nine months ended June 30, 2025, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by us or a subsidiary of us within 90 days after the date of such consent) and (ii) our Board of Directors. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control.

At any time on or after September 18, 2024, we may execute an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee funds sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes. Our Board of Directors has initiated a formal review process to begin evaluating alternatives with respect to refinancing the Convertible Notes and other strategic opportunities and has formed a special committee of independent directors for that purpose. There can be no assurance that this process or evaluation will result in one or more transactions or any particular transaction or strategic outcome.

We are in compliance with our covenants as of March 31, 2024.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2024 is 25.7%. For the three months ended March 31, 2024, the contractual interest expense was $6.9 million and the debt discount and issuance cost amortization was $2.7 million. For the three months ended March 31, 2023, the contractual interest expense was $5.9 million and the debt discount and issuance cost amortization was $2.4 million.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2024.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2024, the weighted-average interest rate on our borrowings was 14.87%. As of March 31, 2024, the borrowing base under our Revolving ABL Credit Facility was $21.9 million, and we had $13.5 million of availability remaining of our $40.0 million commitment on that date.

9.Stock-Based Compensation

In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 4.6 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2024, approximately 306,008 shares were available for future awards under the 2019 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$1,026	$1,374
Cash-settled stock appreciation rights and performance-based phantom units	(810)	298
Total stock-based compensation	$216	$1,672

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2019 Plan.

Time-based Restricted Stock

In the first quarter of 2024, we granted time-based restricted stock awards that vest over one to three years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2024, there was $1.1 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.4 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2024	—	$—
Granted	692,607	1.88
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024	692,607	$1.88

Time-based Restricted Stock Units

We have granted one to three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of March 31, 2024, there was $1.9 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	753,180	$4.10
Granted	—	—
Vested and converted	(151,818)	4.02
Forfeited	(4,221)	4.13
Outstanding at March 31, 2024	597,141	$4.12

Performance-Based and Market-Based Restricted Stock Units

In the first quarter of 2023, we granted certain employees 299,411 three-year performance-based restricted stock unit awards with a market condition. Based on target shares of 173,570, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on the third anniversary of the date of the grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. As these awards are performance-based with a market condition, we utilized a Monte Carlo simulation model to determine grant date fair value per share.

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of March 31, 2024, there was $0.3 million of unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years.

The assumptions used to value our FCF restricted stock unit awards on the grant date in the first quarter of 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	299,411	$4.47
Granted	—	—
Vested and converted	(1,987)	4.47
Forfeited	(102,604)	4.47
Outstanding at March 31, 2024	194,820	$4.47

Phantom Units

In the first quarter of 2024, we granted 279,630 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.5 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $16.0 thousand of compensation expense in the three months ended March 31, 2024.

In the first quarter of 2024, we granted independent directors 66,664 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.1 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $11.0 thousand of compensation expense in the three months ended March 31, 2024.

In the first quarter of 2024, we granted 1,306,415 three-year performance-based phantom units with a market condition. Based on target shares of 649,151, a minimum of 0% and a maximum of 175% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2024 to December 31, 2026 and vest fully on the third anniversary of the date of the grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout upward or downward by up to 15% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units at target was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $36.0 thousand of compensation expense in the three months ended March 31, 2024.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. In the first quarter of 2024, 32,544 shares vested and were cash-settled. As of March 31, 2024, there were 60,914 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $5.0 thousand of compensation expense in the three months ended March 31, 2024.

In the first quarter of 2023, we granted independent directors 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. As of December 31, 2023, there were 33,332 unvested shares outstanding. In the first quarter of 2024, 33,332 shares vested. As of March 31, 2024, there were zero unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $6.0 thousand of credit to compensation expense in the three months ended March 31, 2024.

In the first quarter of 2023, we granted 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of FCF as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on the third anniversary of the date of grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. In the first quarter of 2024, 1,389 shares were vested and 50,907 shares were forfeited. As of March 31, 2024, there were 97,413 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $9.0 thousand of compensation expense in the three months ended March 31, 2024.

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

Changes to our time-based stock-settled SARs outstanding during the three months ended March 31, 2024 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2024	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2024	1,421,740	$2.83
Exercisable at March 31, 2024	947,826	$2.83
Non-vested at January 1, 2024	592,391	$2.83
Vested	(118,477)	2.83
Non-vested at March 31, 2024	473,914	$2.83

As of March 31, 2024, there was $1.4 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 0.5 years and weighted average remaining contractual life of 5.0 years.

Time-Based Cash-Settled Stock Appreciation Rights

In the first quarter of 2021, we granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement. As of March 31, 2024 and December 31, 2023, we have recorded a liability, classified as “Accrued Liabilities” on our consolidated balance sheets, of $1.2 million and $2.1 million, respectively.

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

The following weighted-average assumptions were used in calculating the fair value of the time-based cash-settled SARs using the Monte Carlo simulation model:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Remaining term to maturity	3.9 years	4.1 years
Expected volatility factor	82.9%	119.5%
Expected dividend yield	—%	—%
Risk-free interest rate	4.27%	3.88%

Changes to our time-based cash-settled SARs outstanding during the three months ended March 31, 2024 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2024	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2024	2,885,722	$5.73
Exercisable at March 31, 2024	2,885,722	$5.73

As of March 31, 2024, there was zero unrecognized compensation cost related to time-based cash-settled SARs.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of March 31, 2024, we had a total of 15,213,277 shares of common stock, $0.01 par value, outstanding. We also had 156,259 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net (loss) income (numerator):	$(8,986)	$12
(Loss) income per share:
Basic	$(0.62)	$0.00
Diluted	$(0.62)	$0.00
Shares (denominator):
Weighted average common shares outstanding - basic	14,504	13,865
Weighted average common shares outstanding - diluted	14,504	13,881

The following number of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023
Potentially dilutive securities excluded as anti-dilutive	40,453	39,230

11.Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective tax rate was 2.5% for the three months ended March 31, 2024 and (20.0)% for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2024, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12.Commitments and Contingencies

Purchase Commitments

As of March 31, 2024, we had outstanding purchase commitments to a number of suppliers totaling $5.1 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2024.

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

13.Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The expense incurred for this defined contribution plan was $0.4 million for three months ended March 31, 2024. The expense incurred for this defined contribution plan for the three months ended March 31, 2023 was $0.4 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and those set forth under Part I “Item 1A. Risk Factors” or in other parts of the Form 10-K.

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs. Our first rig began drilling in May 2012. As of March 31, 2024, our rig fleet includes 26 AC powered (“AC”) rigs.

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

Significant Developments

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of April 22, 2024, oil was $83.82 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.59 per mmcf as of April 23, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin where market conditions were stronger. However, there can be no assurance that market conditions in the Permian Basin will not decline and will not be adversely affected by recent volatility in oil prices nor any assurance that we will be successful in marketing our rigs in the Permian Basin or that they will be contracted on a timely basis or upon terms that are acceptable to us.

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
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Revenues	$46,636	$63,756
Costs and expenses
Operating costs	30,816	37,460
Selling, general and administrative	4,337	6,727
Depreciation and amortization	11,826	10,854
Gain on disposition of assets, net	(1,004)	(14)
Total cost and expenses	45,975	55,027
Operating income	661	8,729
Interest expense	(9,878)	(8,719)
(Loss) income before income taxes	(9,217)	10
Income tax benefit	(231)	(2)
Net (loss) income	$(8,986)	$12

Other financial and operating data
Number of marketed rigs (end of period)	26	26
Rig operating days (1)	1,376	1,744
Average number of operating rigs (2)	15.1	19.4
Rig utilization (3)	58%	75%
Average revenue per operating day (4)	$30,313	$34,870
Average cost per operating day (5)	$18,484	$19,205
Average rig margin per operating day	$11,829	$15,665
(1)Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three months ended March 31, 2024, there were 14.0 operating days in which we earned revenue on a standby basis. During the three months ended March 31, 2023, there were 14.6 days in which we earned revenue on a standby basis.
(2)Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(3)Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(4)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $4.9 million and $3.0 million during the three months ended March 31, 2024 and 2023, respectively.
(5)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $4.9 million and $3.0 million during the three months ended March 31, 2024 and 2023, respectively; (ii) overhead costs of $0.4 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively; and (iii) rig decommissioning costs of zero and $0.6 million during the three months ended March 31, 2024 and 2023, respectively; and (iv) reactivation costs of $0.1 million and zero during the three months ended March 31, 2024 and 2023, respectively.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

Revenues for the three months ended March 31, 2024 were $46.6 million, representing a 26.9% decrease as compared to revenues of $63.8 million for the three months ended March 31, 2023. This decrease was primarily attributable to decreases in contractual dayrates and a decrease in operating days. Revenue per day decreased by 13.1% to $30,313 during the three months ended March 31, 2024, as compared to revenue per day of $34,870 during the three months ended March 31, 2023. Operating days decreased to 1,376 during the three months ended March 31, 2024 as compared to operating days of 1,744 for the three months ended March 31, 2023.

Operating Costs

Operating costs for the three months ended March 31, 2024 were $30.8 million, representing a 17.7% decrease as compared to operating costs of $37.5 million for the three months ended March 31, 2023. This decrease was primarily attributable to cost cutting initiatives implemented in the first quarter of 2024 as well as a decrease in operating days. Operating costs per day decreased to $18,484 during the three months ended March 31, 2024, representing a 3.8% decrease compared to cost per operating day of $19,205 for the three months ended March 31, 2023. Operating days decreased to 1,376 during the three months ended March 31, 2024 as compared to operating days of 1,744 for the three months ended March 31, 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2024 were $4.3 million, representing a 35.5% decrease as compared to selling, general and administrative expense of $6.7 million for the three months ended March 31, 2023. This decrease in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to cost cutting initiatives implemented in the first quarter of 2024 as well as decreased stock-based compensation of $1.5 million associated with the variable accounting of phantom awards.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2024 was $11.8 million, representing a 9.0% increase compared to depreciation and amortization expense of $10.9 million for the three months ended March 31, 2023. The increase in depreciation and amortization expense is primarily attributable to asset additions related to upgrades and reactivations in 2023.

Gain on Disposition of Assets, net

A gain on the disposition of assets totaling $1.0 million was recorded for the three months ended March 31, 2024 compared to a gain on the disposition of assets totaling $14.0 thousand for the three months ended March 31, 2023. In the current and prior year period, the gains related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $9.9 million for the three months ended March 31, 2024 and $8.7 million for the three months ended March 31, 2023. The increase in the current period interest expense relates primarily to higher principal debt balances on the Convertible Notes compared to the prior year period.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the three months ended March 31, 2024 amounted to $0.2 million as compared to income tax benefit of $2.0 thousand for the three months ended March 31, 2023. Our effective tax rates for the three months ended March 31, 2024 and 2023 were 2.5% and (20.0)%, respectively. Our effective tax rate for the three months ended March 31, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2024, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity as of March 31, 2024 was $20.4 million, consisting of cash on hand of $6.9 million and $13.5 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $21.9 million.

During the first quarter of 2024, cash flow from operations was positive. On March 31, 2024, we paid in-kind the $13.3 million interest payment due under our Convertible Notes. On March 31, 2024, our noteholders accepted our mandatory offer to redeem $3.5 million of Convertible Notes plus accrued interest. As a result, on March 31, 2024, we paid $3.5 million principal and $0.3 million in accrued interest in cash. We funded the redemption through borrowings under our Revolving ABL Credit Facility. Looking forward, we have elected to pay in-kind interest under our Convertible Notes that is due and payable on September 30, 2024.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities was $11.0 million for the three months ended March 31, 2024 compared to cash provided by operating activities of $13.6 million for the three months ended March 31, 2023. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt discount and debt issuance costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first three months of 2024 were higher as a result of an increase in net loss of $9.0 million, adjusted for non-cash items, of $20.0 million for the three months ended March 31, 2024, compared to $26.6 million for non-cash items for the three months ended March 31, 2023. Working capital changes increased cash flows from operating activities by $0.1 million for the three months ended March 31, 2024 and decreased cash flows from operating activities by $13.0 million for the three months ended March 31, 2023.

Net Cash Used In Investing Activities

Cash used in investing activities was $8.2 million for the three months ended March 31, 2024 and $18.1 million for the three months ended March 31, 2023. During the first three months of 2024, cash payments of $10.0 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.8 million. During the 2023 period, cash payments of $18.8 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $0.7 million.

Net Cash (Used In) Provided by Financing Activities

Cash used in financing activities was $1.4 million for the three months ended March 31, 2024 and cash provided by financing activities was $5.9 million for the three months ended March 31, 2023. During the first three months of 2024, we received proceeds from borrowings under our revolving credit facility of $19.6 million. These proceeds were offset by repayments under our revolving credit facility of $16.9 million, redemption of $3.5 million of our Convertible Notes, purchase of treasury stock of $0.2 million, taxes paid for vesting of restricted stock units of $12.0 thousand and payments for finance lease obligations of $0.5 million. During the first three months of 2023, we received proceeds from borrowings under our revolving credit facility of $11.3 million. These proceeds were offset by repayments under our revolving credit facility of $4.3 million, restricted stock units withheld for taxes paid of $0.4 million and payments for finance lease obligations of $0.7 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $189.0 million of Convertible Notes outstanding as of March 31, 2024. The Convertible Notes were issued pursuant to an Indenture, dated as of March 18, 2022 (the “Indenture”). The obligations under the Convertible Notes are secured by a first priority lien on collateral other than accounts receivable, deposit accounts and other related collateral pledged as first priority collateral (“Priority Collateral”) under the Revolving ABL Credit Facility (defined below). The Convertible Notes mature on March 18, 2026.

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023 and March 31, 2024, resulting in the issuance of an additional $50.0 million principal amount of Convertible Notes as of March 31, 2024. We also have elected to PIK outstanding interest that will be due and payable on September 30, 2024. As of March 31, 2024 and December 31, 2023, accrued PIK interest of $0.1 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024. We are obligated to offer to redeem $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On each of the mandatory offer payment dates we borrowed the principal amount of such note under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings.

The Indenture contains financial covenants, including a liquidity covenant of $10.0 million; a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability under the Revolving ABL Credit Facility (defined below) is below $5.0 million at any time that the Convertible Notes are outstanding; and capital expenditure limits of $14.8 million during the nine months ended September 30, 2024 and $11.25 million during the nine months ended June 30, 2025, subject to adjustment upward by $500,000 per year for each rig above 17 that operates during each year. In addition, capital expenditures are excluded from this covenant (a) if funded from equity proceeds, (b) if relating to the reactivation of a rig so long as (i) we have a signed contract with a customer with respect to each such rig of at least one year duration providing for early termination payments consistent with past practice equal to at least the expected margin on the contract, (ii) the expected margin on such rig contract will be equal to or exceed such reactivation capital expenditures, and (iii) the reactivation capital expenditures, rig contract and the expected margin calculation are approved by our board of directors or (c) relate to other capital expenditures specifically approved by written or electronic consent by both (i) the required holders (which approval may, for the avoidance of doubt, be provided by the required holders in their sole discretion for an amount of capital expenditures to be committed or made by us or a subsidiary of us within 90 days after the date of such consent) and (ii) our Board of Directors. The Indenture also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Indenture also provides for customary events of default, including breaches of material covenants, defaults under the Revolving ABL Credit Facility or other material agreements for indebtedness, and a change of control.

At any time on or after September 18, 2024, we may execute an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee funds sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes. Our Board of Directors has initiated a formal review process to begin evaluating alternatives with respect to refinancing the Convertible Notes and other strategic opportunities and has formed a special committee of independent directors for that purpose. There can be no assurance that this process or evaluation will result in one or more transactions or any particular transaction or strategic outcome.

We are in compliance with our covenants as of March 31, 2024.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.4 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of March 31, 2024 is 25.7%. For the three months ended March 31, 2024, the contractual interest expense was $6.9 million and the debt discount and issuance cost amortization was $2.7 million. For the three months ended March 31, 2023, the contractual interest expense was $5.9 million and the debt discount and issuance cost amortization was $2.4 million.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of March 31, 2024.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of March 31, 2024, the weighted-average interest rate on our borrowings was 14.87%. As of March 31, 2024, the borrowing base under our Revolving ABL Credit Facility was $21.9 million, and we had $13.5 million of availability remaining of our $40.0 million commitment on that date.

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

Interest Rate Risk

Total long-term debt at March 31, 2024 included $197.3 million of floating-rate debt attributed to borrowings at an average interest rate of 14.87%. As a result, our annual interest cost in 2024 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 16.36%) would be approximately $2.9 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2024; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks related to our business set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2023. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the first quarter of 2024, we withheld shares of our common stock to satisfy minimum tax withholding obligations in connection with the vesting of certain restricted stock unit awards. These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to purchase common shares. The following table provides information relating to our repurchase of shares of restricted stock unit awards during the three months ended March 31, 2024 (dollars in thousands, except average price paid per share):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under the Program (1)
January 1 — January 31	—	$—	—	$—
February 1 — February 29	—	$—	—	$—
March 1 — March 31	58,999	$2.69	—	$—
Total	58,999	$2.69	—	$—

(1)	We do not have a current share repurchase program authorized by the board of directors.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description

10.1*

Amendment No. 6 to Credit Agreement dated as of April 18, 2024, to Credit Agreement dated as of October 1, 2018 by and among Wells Fargo Bank, National Association, as Agent, the Lenders party thereto, Independence Contract Drilling, Inc., Patriot Saratoga Merger Sub, L.L.C and ICD Operating, L.L.C, as Borrowers

10.2†*	Form of Three-Year Employee Restricted Stock Agreement

10.3†*	Form of Independent Director Restricted Stock Agreement

10.4†*	Form of Cash Settled Free Cash Flow Performance Award Agreement

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed with this report
†	Indicates a management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K

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

Date: May 1, 2024