Form 10-Q
period 2024-06-30
Independence Contract Drilling, Inc.
filed 2024-08-07
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

15,220,114 shares of the registrant’s Common Stock were outstanding as of August 2, 2024.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, customer consolidations, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements or to repay our debt obligations when they come due;
●	the inability to maintain a listing of our common stock on a national exchange;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	restrictive covenants under our debt agreements limiting our ability to conduct our operations;
●	inability to obtain consents from the holders of our convertible notes necessary to maintain operations of our drilling rigs;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine and conflict in Gaza, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	risks associated with a global pandemic that would cause a reduction in economic activity or reduction in oil and natural gas demand or prices;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting and cybersecurity risks.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$5,542	$5,565
Accounts receivable	30,454	31,695
Inventories	1,528	1,557
Prepaid expenses and other current assets	2,369	4,759
Total current assets	39,893	43,576
Property, plant and equipment, net	332,778	348,193
Other long-term assets, net	2,279	2,908
Total assets	$374,950	$394,677
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$1,400	$1,226
Accounts payable	20,716	22,990
Accrued liabilities	7,770	16,371
Total current liabilities	29,886	40,587
Long-term debt, net	170,948	154,549
Deferred income taxes, net	8,322	9,761
Other long-term liabilities	8,131	8,201
Total liabilities	217,287	213,098
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 15,369,536 and 14,523,124 shares issued, respectively, and 15,213,277 and 14,425,864 shares outstanding, respectively	152	144
Additional paid-in capital	624,107	622,169
Accumulated deficit	(462,497)	(436,794)
Treasury stock, at cost, 156,259 shares and 97,260 shares, respectively	(4,099)	(3,940)
Total stockholders’ equity	157,663	181,579
Total liabilities and stockholders’ equity	$374,950	$394,677

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$43,327	$56,356	$89,963	$120,112
Costs and expenses
Operating costs	31,535	33,827	62,351	71,287
Selling, general and administrative	3,731	5,224	8,068	11,951
Depreciation and amortization	12,571	11,405	24,397	22,259
Asset impairment, net	4,299	—	4,299	—
(Gain) loss on disposition of assets, net	(1,130)	2,007	(2,134)	1,993
Total costs and expenses	51,006	52,463	96,981	107,490
Operating (loss) income	(7,679)	3,893	(7,018)	12,622
Interest expense	(10,245)	(8,251)	(20,123)	(16,970)
Loss before income taxes	(17,924)	(4,358)	(27,141)	(4,348)
Income tax benefit	(1,207)	(197)	(1,438)	(199)
Net loss	$(16,717)	$(4,161)	$(25,703)	$(4,149)
Loss per share:
Basic and diluted	$(1.15)	$(0.30)	$(1.77)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	14,521	14,050	14,512	13,951

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2023	14,425,864	$144	$622,169	$(436,794)	$(3,940)	$181,579
Restricted stock issued	692,607	7	(7)	—	—	—
RSUs vested, net of shares withheld for taxes	153,805	2	(14)	—	—	(12)
Purchase of treasury stock	(58,999)	(1)	—	—	(159)	(160)
Stock-based compensation	—	—	1,026	—	—	1,026
Net loss	—	—	—	(8,986)	—	(8,986)
Balances at March 31, 2024	15,213,277	$152	$623,174	$(445,780)	$(4,099)	$173,447
Stock-based compensation	—	—	933	—	—	933
Net loss	—	—	—	(16,717)	—	(16,717)
Balances at June 30, 2024	15,213,277	$152	$624,107	$(462,497)	$(4,099)	$157,663

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	448,635	5	(390)	—	—	(385)
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(34)	—	—	(34)
Stock-based compensation	—	—	1,374	—	—	1,374
Net income	—	—	—	12	—	12
Balances at March 31, 2023	14,062,394	$141	$618,556	$(399,085)	$(3,933)	$215,679
RSUs vested, net of shares withheld for taxes	3,333	—	(4)	—	—	(4)
Stock-based compensation	—	—	1,255	—	—	1,255
Net loss	—	—	—	(4,161)	—	(4,161)
Balances at June 30, 2023	14,065,727	$141	$619,807	$(403,246)	$(3,933)	$212,769

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(25,703)	$(4,149)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,397	22,259
Asset impairment, net	4,299	—
Stock-based compensation	627	2,852
(Gain) loss on disposition of assets, net	(2,134)	1,993
Non-cash interest expense	13,439	11,619
Amortization of deferred financing costs	55	55
Amortization of Convertible Notes debt discount and issuance costs	5,639	3,546
Deferred income taxes	(1,438)	(371)
Changes in operating assets and liabilities
Accounts receivable	1,241	5,265
Inventories	(81)	(208)
Prepaid expenses and other assets	2,777	157
Accounts payable and accrued liabilities	(5,657)	(7,964)
Net cash provided by operating activities	17,461	35,054
Cash flows from investing activities
Purchases of property, plant and equipment	(17,311)	(31,164)
Proceeds from the sale of assets	3,616	1,546
Net cash used in investing activities	(13,695)	(29,618)
Cash flows from financing activities
Payments to redeem Convertible Notes	(7,000)	(5,000)
Borrowings under Revolving ABL Credit Facility	31,541	17,249
Repayments under Revolving ABL Credit Facility	(27,291)	(15,560)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	—	(34)
Purchase of treasury stock	(160)	—
Taxes paid for vesting of RSUs	(12)	(389)
Payments for finance lease obligations	(867)	(1,444)
Net cash used in financing activities	(3,789)	(5,178)
Net (decrease) increase in cash and cash equivalents	(23)	258
Cash and cash equivalents
Beginning of period	5,565	5,326
End of period	$5,542	$5,584

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$946	$1,138
Cash paid during the period for taxes	$235	$639
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(3,939)	$(11,092)
Additions to property, plant and equipment through finance leases	$1,513	$1,359
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(418)	$(100)

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

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of July 29, 2024, oil was $77.27 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.81 per mmcf as of July 30, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin. As of June 30, 2024, 13 of our 15 contracted rigs were operating in the Permian Basin and two were operating in the Haynesville. However, there can be no assurance that market conditions in our core markets will not decline and will not be adversely affected by recent volatility in oil and natural gas prices nor any assurance that we will be successful in marketing our rigs in our core markets or that they will be contracted on a timely basis or upon terms that are acceptable to us.

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

Interim results for the three and six months ended June 30, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

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

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Dayrate drilling	$37,717	$46,395	$79,361	$106,637
Mobilization	1,434	2,565	3,266	3,936
Reimbursables	4,132	2,224	7,209	4,126
Early termination	—	5,131	53	5,131
Capital modification	—	11	—	229
Other	44	30	74	53
Total revenue	$43,327	$56,356	$89,963	$120,112

Two customers accounted for approximately 29% and 15% of consolidated revenue for the three months ended June 30, 2024 and two customers accounted for approximately 27% and 15% of consolidated revenue for the six months ended June 30, 2024. Two customers accounted for approximately 23% and 10% of consolidated revenue for the three months ended June 30, 2023 and two customers accounted for approximately 17% and 11% of consolidated revenue for the six months ended June 30, 2023.

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days. The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of June 30, 2024 or December 31, 2023.

	June 30,	December 31,
(in thousands)	2024	2023
Receivables, which are included in “Accounts receivable”	$30,082	$31,380
Contract liabilities, which are included in “Accrued liabilities”	$(401)	$(578)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue recognized that was included in contract liabilities at beginning of period	$147	$374	$578	$915
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$66	$(95)	$(401)	$(846)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024. The estimated revenue does not include amounts of variable consideration that are constrained.

	Year Ending December 31,
(in thousands)	2024	2025	2026	2027
Revenue	$401	$—	$—	$—

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.5 million and $0.5 million on our consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, contract costs increased by $0.8 million and $1.9 million, respectively, and we amortized $0.9 million and $1.9 million of contract costs, respectively. During the three and six months ended June 30, 2023, contract costs increased by $0.7 million and $1.6 million, respectively, and we amortized $0.7 million and $1.2 million of contract costs, respectively.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$299	$298	$598	$489
Short-term lease expense	2,243	1,933	4,386	3,662
Variable lease expense	130	149	257	311

Finance lease expense:
Amortization of right-of-use assets	$443	$651	$910	$1,206
Interest expense on lease liabilities	67	75	140	148
Total finance lease expense	510	726	1,050	1,354
Total lease expense	$3,182	$3,106	$6,291	$5,816

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$512	$432
Operating cash flows from finance leases	$140	$148
Financing cash flows from finance leases	$867	$1,444

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$75	$2,106
Finance leases	$1,513	$1,359

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Operating leases:
Other long-term assets, net	$1,772	$2,205

Accrued liabilities	$692	$934
Other long-term liabilities	1,179	1,375
Total operating lease liabilities	$1,871	$2,309

Finance leases:
Property, plant and equipment	$5,581	$6,238
Accumulated depreciation	(1,945)	(1,829)
Property, plant and equipment, net	$3,636	$4,409

Current portion of long-term debt	$1,400	$1,226
Long-term debt	1,855	1,659
Total finance lease liabilities	$3,255	$2,885

Weighted-average remaining lease term
Operating leases	3.1 years	3.4 years
Finance leases	2.0 years	2.0 years

Weighted-average discount rate
Operating leases	8.44%	8.75%
Finance leases	7.97%	8.25%

Maturities of lease liabilities at June 30, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$538	891
2025	540	1,446
2026	401	1,118
2027	370	97
2028	285	—
Total cash lease payment	2,134	3,552
Less: imputed interest	(263)	(297)
Total lease liabilities	$1,871	$3,255

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of June 30, 2024 and December 31, 2023. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying value because of the short-term nature of these instruments. We believe the carrying value of our Revolving ABL Facility approximates fair value because the interest rates are variable and reflective of current market rates.

The following table summarizes the carrying value and fair value of our Convertible Notes as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Convertible Notes	$185,523	$145,400	$179,209	$164,800

The fair value of the Convertible Notes is also determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of June 30, 2024 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (45.0%), risk-free rate (4.8%), and credit spread (2,934 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2023 included, but were not limited to our share price, expected price volatility (58.5%), risk-free rate (4.2%) and credit spread (2,702 bps) relative to our credit rating.

There were no transfers between fair value measurement levels during the first or second quarters of 2024.

See Note 9 “Stock-Based Compensation” for fair value of liability-based awards.

Fair value measurements are applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily related to the potential impairment of long-lived assets. During the second quarter of 2024, we recorded asset impairment on certain drilling equipment of $4.3 million based on expected fair market value less costs to sell.

6.Inventories

All of our inventory as of June 30, 2024 and December 31, 2023 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid insurance	$1,137	$3,502
Deferred mobilization costs	457	467
Prepaid and other current assets	775	790
	$2,369	$4,759

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued salaries and other compensation	$2,512	$6,625
Insurance	904	2,996
Deferred mobilization revenues	401	578
Property and other taxes	1,564	2,124
Interest	68	25
Operating lease liability - current	692	934
Cash-settled SARs liability	606	2,054
Other	1,023	1,035
	$7,770	$16,371

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Convertible Notes due March 18, 2026	$185,523	$179,209
Revolving ABL Credit Facility due September 30, 2025	9,750	5,500
Finance lease obligations	3,255	2,885
	198,528	187,594
Less: Convertible Notes debt discount and issuance costs	(26,180)	(31,819)
Less: current portion of finance leases	(1,400)	(1,226)
Long-term debt, net	$170,948	$154,549

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $185.5 million of Convertible Notes outstanding as of June 30, 2024.

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023 and March 31, 2024 resulting in the issuance of an additional $50.0 million principal amount of Convertible Notes as of March 31, 2024. We also have elected to PIK outstanding interest that will be due and payable on September 30, 2024. As of June 30, 2024 and December 31, 2023, accrued PIK interest of $7.0 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024 and June 30, 2024. We are obligated to offer to redeem $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On each of the mandatory offer payment dates we borrowed the principal amount of such note under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings. Our Revolving ABL Credit Facility has a maturity date of September 30, 2025, and until its maturity date is extended or the facility is refinanced, we will begin reporting outstanding obligations under the facility as current liabilities beginning September 30, 2024. At that time, we will also reclassify outstanding mandatory offer obligations as current liabilities.

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

We are in compliance with our covenants as of June 30, 2024.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.0 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of June 30, 2024 is 24.8%. For the three and six months ended June 30, 2024, the contractual interest expense was $7.0 million and $13.9 million, respectively, and the debt discount and issuance cost amortization was $2.9 million and $5.6 million, respectively. For the three and six months ended June 30, 2023, the contractual interest expense was $6.6 million and $12.5 million, respectively, and the debt discount and issuance cost amortization was $1.2 million and $3.5 million, respectively.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of September 30, 2025, and beginning September 30, 2024, we expect to report outstanding balances as current liabilities until such time as such amounts are repaid in full or the Revolving ABL Facility is repaid in full or its maturity date is extended.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of June 30, 2024.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of June 30, 2024, the weighted-average interest rate on our borrowings was 14.60%. As of June 30, 2024, the borrowing base under our Revolving ABL Credit Facility was $25.4 million, and we had $15.5 million of availability remaining of our $40.0 million commitment on that date.

9.Stock-Based Compensation

In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 4.6 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2024, approximately 306,008 shares were available for future awards under the 2019 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$933	$1,255	$1,960	$2,629
Cash-settled stock appreciation rights and performance-based phantom units	(522)	(75)	(1,333)	223
Total stock-based compensation	$411	$1,180	$627	$2,852

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2019 Plan.

Time-based Restricted Stock

In the first quarter of 2024, we granted time-based restricted stock awards that vest over one to three years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2024, there was $1.0 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2024	—	$—
Granted	692,607	1.88
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2024	692,607	$1.88

Time-based Restricted Stock Units

We have granted one to three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of ICD common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of June 30, 2024, there was $1.4 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	753,180	$4.10
Granted	—	—
Vested and converted	(151,818)	4.02
Forfeited	(4,221)	4.13
Outstanding at June 30, 2024	597,141	$4.12

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

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of June 30, 2024, there was $0.1 million of unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.6 years.

The assumptions used to value our FCF restricted stock unit awards on the grant date in the first quarter of 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	299,411	$4.47
Granted	—	—
Vested and converted	(1,987)	4.47
Forfeited	(102,604)	4.47
Outstanding at June 30, 2024	194,820	$4.47

Phantom Units

In the first quarter of 2024, we granted 279,630 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.5 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $25.0 thousand and $41.0 thousand of compensation expense in the three and six months ended June 30, 2024, respectively.

In the first quarter of 2024, we granted independent directors 66,664 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.1 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $18.0 thousand and $29.0 thousand of compensation expense in the three and six months ended June 30, 2024, respectively.

In the first quarter of 2024, we granted 1,306,415 three-year performance-based phantom units with a market condition. Based on target shares of 649,151, a minimum of 0% and a maximum of 175% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2024 to December 31, 2026 and vest fully on the third anniversary of the date of the grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout upward or downward by up to 15% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units at target was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $27.0 thousand and $64.0 thousand of compensation expense in the three and six months ended June 30, 2024, respectively.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. In the first quarter of 2024, 32,544 shares vested and were cash-settled. As of June 30, 2024, there were 60,914 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $8.0 thousand and $13.0 thousand of compensation expense in the three and six months ended June 30, 2024, respectively.

In the first quarter of 2023, we granted independent directors 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of ICD common stock. As of December 31, 2023, there were 33,332 unvested shares outstanding. In the first quarter of 2024, 33,332 shares vested. As of June 30, 2024, there were zero unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized zero and $6.0 thousand of credit to compensation expense in the three and six months ended June 30, 2024, respectively.

In the first quarter of 2023, we granted 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of FCF as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on the third anniversary of the date of grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. In the first quarter of 2024, 1,389 shares were vested and 50,907 shares were forfeited. As of June 30, 2024, there were 97,413 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $3.0 thousand of credit and $6.0 thousand of compensation expense in the three and six months ended June 30, 2024, respectively.

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

Changes to our time-based stock-settled SARs outstanding during the six months ended June 30, 2024 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2024	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at June 30, 2024	1,421,740	$2.83
Exercisable at June 30, 2024	1,066,305	$2.83
Non-vested at January 1, 2024	592,391	$2.83
Vested	(236,956)	2.83
Non-vested at June 30, 2024	355,435	$2.83

As of June 30, 2024, there was $1.1 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 0.4 years and weighted average remaining contractual life of 4.7 years.

Time-Based Cash-Settled Stock Appreciation Rights

In the first quarter of 2021, we granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement. As of June 30, 2024 and December 31, 2023, we have recorded a liability, classified as “Accrued Liabilities” on our consolidated balance sheets, of $0.6 million and $2.1 million, respectively.

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

The following weighted-average assumptions were used in calculating the fair value of the time-based cash-settled SARs using the Monte Carlo simulation model:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Remaining term to maturity	3.6 years	4.1 years
Expected volatility factor	77.6%	119.5%
Expected dividend yield	—%	—%
Risk-free interest rate	4.41%	3.88%

Changes to our time-based cash-settled SARs outstanding during the six months ended June 30, 2024 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2024	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at June 30, 2024	2,885,722	$5.73
Exercisable at June 30, 2024	2,885,722	$5.73

As of June 30, 2024, there was zero unrecognized compensation cost related to time-based cash-settled SARs.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of June 30, 2024, we had a total of 15,213,277 shares of common stock, $0.01 par value, outstanding. We also had 156,259 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss (numerator):	$(16,717)	$(4,161)	$(25,703)	$(4,149)
Loss per share:
Basic and diluted	$(1.15)	$(0.30)	$(1.77)	$(0.30)
Shares (denominator):
Weighted average common shares outstanding - basic and diluted	14,521	14,050	14,512	13,951

The following number of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Potentially dilutive securities excluded as anti-dilutive	42,596	40,323	41,524	39,066

11.Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective tax rate was 6.7% and 5.3% for the three and six months ended June 30, 2024 and 4.5% and 4.6% for the three and six months ended June 30, 2023. Our effective tax rate for the three and six months ended June 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three and six months ended June 30, 2024, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12.Commitments and Contingencies

Purchase Commitments

As of June 30, 2024, we had outstanding purchase commitments to a number of suppliers totaling $3.6 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2024.

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

13.Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The expense incurred for this defined contribution plan was $0.4 million and $0.7 million for three and six months ended June 30, 2024, respectively. The expense incurred for this defined contribution plan for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively.

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

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs. Our first rig began drilling in May 2012. As of June 30, 2024, our rig fleet includes 26 AC powered (“AC”) rigs.

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

Our business depends on the level of exploration and production activity by oil and natural gas companies operating in the United States, and in particular, the regions where we actively market our contract drilling services. The oil and natural gas exploration and production industry is historically cyclical and characterized by significant changes in the levels of exploration and development activities. Oil and natural gas prices and market expectations of potential changes in those prices significantly affect the levels of those activities. Worldwide political, regulatory, economic, and military events, as well as natural disasters have contributed to oil and natural gas price volatility historically, and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities in the Unitedf States and the regions where we market our contract drilling services, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect our business.

Significant Developments

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. As of July 29, 2024, oil was $77.27 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.81 per mmcf as of July 30, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin. As of June 30, 2024, 13 of our 15 contracted rigs are operating in the Permian Basin and two are operating in the Haynesville. However, there can be no assurance that market conditions in our core markets will not decline and will not be adversely affected by recent volatility in oil and natural gas prices nor any assurance that we will be successful in marketing our rigs in our core markets or that they will be contracted on a timely basis or upon terms that are acceptable to us. In this regard, although oil and natural gas prices have remained relatively stable, demand for land rigs in our core markets of the Permian Basin and the Haynesville continue to be negatively impacted by increased industry consolidation of our customer base as well as increased operating efficiencies which have allowed customers to complete budgeted drilling programs sooner than expected. In addition, increased fiscal discipline by E&P customers has slowed the pace at which customers redeploy capital into drilling and completion activities. These factors have significantly increased the pace of rig releases and required recontracting with new customers, often referred to as rig churn, resulting in increased competition between land rig contractors in spite of relatively stable commodity prices. During the second quarter of 2024, we received release notices, which are effective in the third quarter of 2024, for three rigs driven by these market factors and are now marketing these rigs across our customer base for fourth quarter 2024 and 2025 opportunities. As a result, we believe that each of these three rigs will experience some idle time prior to recontracting and that our average operating rig count during the third and fourth quarters of 2024 will fall below first and second quarter 2024 levels. There can be no assurance that we will be able to recontract these rigs on terms acceptable to us, that our rig count will increase or that our operating rig count will not be further impacted negatively by customer consolidation, customer drilling efficiencies, increased fiscal capital discipline by E&P customers, or other market factors. In addition to negatively impacting rig utilization, we believe these market trends have also negatively impacted contractual dayrates and will continue to do so for at least the next several quarters. For example, our revenue per day decreased five percent from the three months ended March 31, 2024 to the three months ended June 30, 2024 and we expect a further sequential decline of approximately two percent during the three months ended September 30, 2024, and there can be no assurance that we will not experience further declines in revenue per day thereafter.

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

How We Evaluate our Operations

We regularly use a number of financial and operational measures to analyze and evaluate the performance of our business and compensate our employees, including the following:

●	Safety Performance. Maintaining a strong safety record is a critical component of our business strategy. We measure safety by tracking the total recordable incident rate for our operations. In addition, we closely monitor and measure compliance with our safety policies and procedures, including “near miss” reports and job safety analysis compliance. We believe our Risk-Based HSE management system provides the required control, yet needed flexibility, to conduct all activities safely, efficiently and appropriately.
●	Utilization. Rig utilization measures the percentage of time that our rigs are earning revenue under a contract during a particular period. We measure utilization by dividing the total number of Operating Days (defined below) for a rig by the total number of days the rig is available for operation in the applicable calendar period. A rig is available for operation commencing on the earlier of the date it spuds its initial well following construction or when it has been completed and is actively marketed. “Operating Days” represent the total number of days a rig is earning revenue under a contract, beginning when the rig spuds its initial well under the contract and ending with the completion of the rig’s demobilization.

●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers and early termination revenues are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers, reactivation and decommissioning of rigs, including transition costs between basins, and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues	$43,327	$56,356	$89,963	$120,112
Costs and expenses
Operating costs	31,535	33,827	62,351	71,287
Selling, general and administrative	3,731	5,224	8,068	11,951
Depreciation and amortization	12,571	11,405	24,397	22,259
Asset impairment, net	4,299	—	4,299	—
(Gain) loss on disposition of assets, net	(1,130)	2,007	(2,134)	1,993
Total cost and expenses	51,006	52,463	96,981	107,490
Operating (loss) income	(7,679)	3,893	(7,018)	12,622
Interest expense	(10,245)	(8,251)	(20,123)	(16,970)
Loss before income taxes	(17,924)	(4,358)	(27,141)	(4,348)
Income tax benefit	(1,207)	(197)	(1,438)	(199)
Net loss	$(16,717)	$(4,161)	$(25,703)	$(4,149)

Other financial and operating data
Number of marketed rigs (end of period)	26	26	26	26
Rig operating days (1)	1,315	1,369	2,691	3,113
Average number of operating rigs (2)	14.5	15.0	14.8	17.2
Rig utilization (3)	56%	58%	57%	66%
Average revenue per operating day (4)	$28,899	$34,467	$29,622	$34,693
Average cost per operating day (5)	$19,224	$19,005	$18,846	$19,117
Average rig margin per operating day	$9,675	$15,462	$10,776	$15,576
(1)Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and six months ended June 30, 2024, there were 3.0 and 17.0 operating days in which we earned revenue on a standby basis, respectively. During the three and six months ended June 30, 2023, there were 97.9 and 112.5 days in which we earned revenue on a standby basis, respectively. During the second quarter ended June 30, 2023, we recognized $5.1 million of early termination revenue.
(2)Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(3)Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(4)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $5.3 million and $4.0 million during the three months ended June 30, 2024 and 2023, respectively, and $10.2 million and $7.0 million during the six months ended June 30, 2024 and 2023, respectively and (ii) early termination revenues of $5.1 million during the three months ended June 30, 2023 and $5.1 million during the six months ended June 30, 2023.
(5)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $5.3 million and $4.0 million during the three months ended June 30, 2024 and 2023, respectively, and $10.2 million and $7.0 million during the six months ended June 30, 2024 and 2023, respectively; (ii) overhead costs of $0.9 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.4 million during the six months ended June 30, 2024 and 2023, respectively; and (iii) rig decommissioning costs of zero and $2.8 million during the three months ended June 30, 2024 and 2023, respectively, and zero and $3.4 million during the six months ended June 30, 2024 and 2023, respectively.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

Revenues for the three months ended June 30, 2024 were $43.3 million, representing a 23.1% decrease as compared to revenues of $56.4 million for the three months ended June 30, 2023. This decrease was primarily attributable to decreases in contractual dayrates and a decrease in operating days. Revenue per day decreased by 16.2% to $28,899 during the three months ended June 30, 2024, as compared to revenue per day of $34,467 during the three months ended June 30, 2023. Operating days decreased to 1,315 days during the three months ended June 30, 2024 as compared to 1,369 days during the three months ended June 30, 2023. Additionally, we recognized $5.1 million of early termination revenue during the three months ended June 30, 2023. There were no early termination revenues during the three months ended June 30, 2024.

Operating Costs

Operating costs for the three months ended June 30, 2024 were $31.5 million, representing a 6.8% decrease as compared to operating costs of $33.8 million for the three months ended June 30, 2023. This decrease was primarily attributable to a decrease in operating days, offset by an increase in cost per day in the current quarter. Operating days decreased to 1,315 during the three months ended June 30, 2024 as compared to 1,369 days during the three months ended June 30, 2023. Operating costs per day increased to $19,224 during the three months ended June 30, 2024, representing a 1.2% increase compared to cost per operating day of $19,005 for the three months ended June 30, 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2024 were $3.7 million, representing a 28.6% decrease as compared to selling, general and administrative expense of $5.2 million for the three months ended June 30, 2023. This decrease in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to cost cutting initiatives implemented in the first quarter of 2024 as well as decreased stock-based compensation of $0.8 million primarily associated with the variable accounting of phantom awards, offset by $0.6 million of costs associated with the special committee to assess refinancing and other strategic opportunities in regards to our Convertible Notes.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2024 was $12.6 million, representing a 10.2% increase compared to depreciation and amortization expense of $11.4 million for the three months ended June 30, 2023.

Asset impairment, net

During the second quarter of 2024, we began the process of exiting our Houston rig yard by the end of its current lease ending in the fourth quarter of 2024. Due to storage capacity restrictions in our remaining yard locations, management determined that certain assets were deemed to be more cost-efficient to temporarily store at a third-party location while awaiting final disposition through sale. As a result, we recorded asset impairment on certain drilling equipment of $4.3 million based on expected fair market value less costs to sell. We believe the proceeds we receive from the sale of these assets will be immaterial once netted with trucking and other disposal costs, therefore we have not recorded assets held for sale as of June 30, 2024.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $1.1 million was recorded for the three months ended June 30, 2024 compared to a loss on the disposition of assets totaling $2.0 million for the three months ended June 30, 2023. In the current and prior year quarter, the gain and loss related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $10.2 million for the three months ended June 30, 2024 and $8.3 million for the three months ended June 30, 2023. The increase in the current quarter interest expense primarily relates to non-cash amortization on the debt discount and issuance costs of $2.9 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the three months ended June 30, 2024 amounted to $1.2 million as compared to income tax benefit of $0.2 million for the three months ended June 30, 2023. Our effective tax rates for the three months ended June 30, 2024 and 2023 were 6.7% and 4.5%, respectively. Our effective tax rate for the three months ended June 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three months ended June 30, 2024 and 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues

Revenues for the six months ended June 30, 2024 were $90.0 million, representing a 25.1% decrease as compared to revenues of $120.1 million for the six months ended June 30, 2023. This decrease was primarily attributable to decreases in contractual dayrates and a decrease in operating days. Revenue per day decreased by 14.6% to $29,622 during the six months ended June 30, 2024, as compared to revenue per day of $34,693 during the six months ended June 30, 2023. Operating days decreased to 2,691 during the six months ended June 30, 2024 as compared to operating days of 3,113 for the six months ended June 30, 2023. During the six months ended June 30, 2023, we recognized $5.1 million of early termination revenue.

Operating Costs

Operating costs for the six months ended June 30, 2024 were $62.4 million, representing a 12.5% decrease as compared to operating costs of $71.3 million for the six months ended June 30, 2023. This decrease was primarily attributable to cost cutting initiatives implemented in the first quarter of 2024 as well as a decrease in operating days. Operating costs per day decreased to $18,846 during the six months ended June 30, 2024, representing a 1.4% decrease compared to cost per operating day of $19,117 for the six months ended June 30, 2023. Operating days decreased to 2,691 during the six months ended June 30, 2024 as compared to operating days of 3,113 for the six months ended June 30, 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2024 were $8.1 million, representing a 32.5% decrease as compared to selling, general and administrative expense of $12.0 million for the six months ended June 30, 2023. This decrease in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to cost cutting initiatives implemented in the first quarter of 2024 as well as decreased stock-based compensation of $2.3 million primarily associated with the variable accounting of phantom awards, offset by $0.7 million of costs associated with the special committee to assess refinancing and other strategic opportunities in regards to our Convertible Notes.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2024 was $24.4 million, representing a 9.6% increase compared to depreciation and amortization expense of $22.3 million for the six months ended June 30, 2023. The increase in depreciation and amortization expense is primarily attributable to asset additions related to upgrades and reactivations in 2023 and 2024.

Asset impairment, net

During the second quarter of 2024, we began the process of exiting our Houston rig yard by the end of its current lease ending in the fourth quarter of 2024. Due to storage capacity restrictions in our remaining yard locations, management determined that certain assets were deemed to be more cost-efficient to temporarily store at a third-party location while awaiting final disposition through sale. As a result, we recorded asset impairment on certain drilling equipment of $4.3 million based on expected fair market value less costs to sell. We believe the proceeds we receive from the sale of these assets will be immaterial once netted with trucking and other disposal costs, therefore we have not recorded assets held for sale as of June 30, 2024.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $2.1 million was recorded for the six months ended June 30, 2024 compared to a loss on the disposition of assets totaling $2.0 million for the six months ended June 30, 2023. In the current and prior year period, the gain and loss related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $20.1 million for the six months ended June 30, 2024 and $17.0 million for the six months ended June 30, 2023. The increase in the current period interest expense relates primarily to non-cash amortization on the debt discount and issuance costs of $5.6 million and $3.5 million during the six months ended June 30, 2024 and 2023, respectively.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the six months ended June 30, 2024 amounted to $1.4 million as compared to income tax benefit of $0.2 thousand for the six months ended June 30, 2023. Our effective tax rates for the six months ended June 30, 2024 and 2023 were 5.3% and 4.6%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the six months ended June 30, 2024 and 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity as of June 30, 2024 was $21.0 million, consisting of cash on hand of $5.5 million and $15.5 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $25.4 million.

During the second quarter of 2024, cash flow from operations was positive. On March 31, 2024, we paid in-kind the $13.3 million interest payment due under our Convertible Notes. On March 31, 2024 and June 30, 2024, our noteholders accepted our mandatory offer to redeem $3.5 million and $3.5 million, respectively, of Convertible Notes plus accrued interest. As a result, on March 31, 2024, we paid $3.5 million principal and $0.3 million in accrued interest in cash and on June 30, 2024, we paid $3.5 million principal and $0.2 million in accrued interest in cash. We funded the redemption through borrowings under our Revolving ABL Credit Facility. Looking forward, we have elected to pay in-kind interest under our Convertible Notes that is due and payable on September 30, 2024.

We expect our future capital and liquidity needs to be related to operating expenses, maintenance capital expenditures, payment of mandatory offer obligations on our Convertible Notes, working capital investments and general corporate purposes. As of June 30, 2024, our net working capital was $10.0 million. This amount excludes outstanding borrowings under our revolving credit facility of $9.8 million as well as future mandatory offer obligations through March 31, 2025 of $10.5 million, which we intend to finance through borrowings under our revolving credit facility. Our revolving credit facility matures on September 30, 2025, therefore, beginning September 30, 2024, borrowings under our revolving credit facility, and related mandatory offer obligations, will be reported as current liabilities and reduce net working capital accordingly. In order to fund these obligations, we currently expect to pay interest in-kind under its Convertible Notes until they mature on March 18, 2026. As a result, even after taking into consideration mandatory offer payments of principal, we expect that the face amount outstanding under our Convertible Notes to continue to increase through maturity.

We believe that our cash and cash equivalents, cash flows from operating activities and borrowings under our Revolving Credit Facility and ability to pay interest in-kind under our Convertible Notes are adequate for us to finance all of our anticipated purchase commitments, mandatory offer obligations, capital expenditures and other cash requirements over the next twelve months.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $17.5 million for the six months ended June 30, 2024 compared to cash provided by operating activities of $35.1 million for the six months ended June 30, 2023. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt discount and debt issuance costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first six months of 2024 were higher as a result of an increase in net loss of $21.6 million, adjusted for non-cash items, of $44.9 million for the six months ended June 30, 2024, compared to $42.0 million for non-cash items for the six months ended June 30, 2023. Working capital changes increased cash flows from operating activities by $1.7 million for the six months ended June 30, 2024 and decreased cash flows from operating activities by $2.8 million for the six months ended June 30, 2023.

Net Cash Used In Investing Activities

Cash used in investing activities was $13.7 million for the six months ended June 30, 2024 and $29.6 million for the six months ended June 30, 2023. During the first six months of 2024, cash payments of $17.3 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $3.6 million. During the 2023 period, cash payments of $31.2 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $1.5 million.

Net Cash Used In Financing Activities

Cash used in financing activities was $3.8 million for the six months ended June 30, 2024 and cash used in financing activities was $5.2 million for the six months ended June 30, 2023. During the first six months of 2024, we received proceeds from borrowings under our revolving credit facility of $31.5 million. These proceeds were offset by repayments under our revolving credit facility of $27.3 million, redemption of $7.0 million of our Convertible Notes, purchase of treasury stock of $0.2 million, taxes paid for vesting of restricted stock units of $12.0 thousand and payments for finance lease obligations of $0.9 million. During the first six months of 2023, we received proceeds from borrowings under our revolving credit facility of $17.2 million. These proceeds were offset by repayments under our revolving credit facility of $15.6 million, redemption of $5.0 million of our Convertible Notes, taxes paid for vesting of restricted stock units of $0.4 million and payments for finance lease obligations of $1.4 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $185.5 million of Convertible Notes outstanding as of June 30, 2024.

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023 and March 31, 2024, resulting in the issuance of an additional $50.0 million principal amount of Convertible Notes as of March 31, 2024. We also have elected to PIK outstanding interest that will be due and payable on September 30, 2024. As of June 30, 2024 and December 31, 2023, accrued PIK interest of $7.0 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024 and June 30, 2024. We are obligated to offer to redeem $3.5 million of Convertible Notes on a quarterly basis through March 31, 2025. We have the ability and intent to refinance the mandatory redemption offers that occur within the next twelve months under our Revolving ABL Credit Facility and as a result such amounts have been classified as long-term debt. On each of the mandatory offer payment dates we borrowed the principal amount of such note under our Revolving ABL Credit Facility to refinance the accepted mandatory offerings. Our Revolving ABL Credit Facility has a maturity date of September 30, 2025, and until its maturity date is extended or the facility is refinanced, we will begin reporting outstanding obligations under the facility as current liabilities beginning September 30, 2024. At that time, we will also reclassify outstanding mandatory offer obligations as current liabilities.

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

We are in compliance with our covenants as of June 30, 2024.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.0 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of June 30, 2024 is 24.8%. For the three and six months ended June 30, 2024, the contractual interest expense was $7.0 million and $13.9 million, respectively, and the debt discount and issuance cost amortization was $2.9 million and $5.6 million, respectively. For the three and six months ended June 30, 2023, the contractual interest expense was $6.6 million and $12.5 million, respectively, and the debt discount and issuance cost amortization was $1.2 million and $3.5 million, respectively.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of September 30, 2025, and beginning September 30, 2024, we expect to report outstanding balances as current liabilities until such time as such amounts are repaid in full or the Revolving Facility is repaid in full or its maturity date is extended.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of June 30, 2024.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of June 30, 2024, the weighted-average interest rate on our borrowings was 14.60%. As of June 30, 2024, the borrowing base under our Revolving ABL Credit Facility was $25.4 million, and we had $15.5 million of availability remaining of our $40.0 million commitment on that date.

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

Interest Rate Risk

Total long-term debt at June 30, 2024 included $195.3 million of floating-rate debt attributed to borrowings at an average interest rate of 14.60%. As a result, our annual interest cost in 2024 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 16.06%) would be approximately $2.9 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2024; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

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

The following provides updates to certain risk factors set forth in our Form 10-K.

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

At December 31, 2023, we had $5.5 million drawn under our Revolving ABL Credit Facility and as of June 30, 2024 we had $9.8 million drawn. The Revolving ABL Credit Facility matures on September 30, 2025. As a result, beginning September 30, 2024, we will begin reporting outstanding borrowings under our Revolving ABL Credit Facility as current liabilities. Our Convertible Notes require us to offer to purchase up to $3.5 million of Convertible Notes at par, plus accrued interest, on each of September 30, 2024, December 31, 2024, and March 31, 2025. Because we intend to finance these obligations through borrowings under our Revolving ABL Credit Facility, these repayment obligations are reported as long-term liabilities as of June 30, 2024. However, beginning September 30, 2024, we will reclassify these obligations as current liabilities consistent with the reclassification of our outstanding Revolving ABL Credit Facility obligations. If our cash flows and capital resources are insufficient to fund debt service obligations when they are due, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. In particular, our Convertible Notes do not mature until March 18, 2026 and do not permit us to refinance the obligations until September 18, 2024, and any such refinancing would be in the form of an in-substance defeasance and require the payment of a make-whole amount equal to the estimated remaining interest that would have been due through maturity. This make-whole premium increases the refinancing costs and limits our refinancing options. In addition, we have made an election to pay in-kind our interest payments due September 30, 2024, and we currently expect to pay future interest payments due under the Convertible Notes in-kind as well. As of June 30, 2024, we had $185.5 million principal amount of Convertible Notes outstanding, and we estimate that, based on current interest rates and assuming all interim required mandatory offers to repurchase Convertible Notes are accepted by the noteholders, the outstanding amounts payable under our Convertible Notes balance will increase to approximately $234.8 million at maturity.

In February 2024, our Board of Directors established a committee of independent directors to evaluate strategic alternatives including a refinancing and recapitalization of our outstanding Convertible Notes. As of June 30, 2024, the committee had not identified any executable third-party refinancing available to us to refinance the Convertible Notes, and has requested that our noteholders begin discussions with us regarding opportunities to refinance, extend or recapitalize the outstanding Convertible Notes. There can be no assurance that the holders of our Convertible Notes will be willing to engage in any such discussions or that any such discussions will result in a transaction that is acceptable to us. To date, the holders of the Convertible Notes have informed us that they are not willing to entertain an extension of the maturity date of the Convertible Notes. In addition, any extension, refinancing or recapitalization of indebtedness could be at higher interest rates, may involve the issuance or exchange of equity or equity-linked securities dilutive to our shareholders and may require us to agree to more onerous covenants, which covenants could further restrict business operations. The terms of existing or future debt instruments may also restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt facilities currently restrict our ability to dispose of assets and our use of proceeds from such dispositions, subject to certain exceptions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet our debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

Future declines in the market price for our common stock could cause us to lose our listing on the NYSE, which could have a material adverse effect on the market value of our common stock.

Under NYSE listing requirements, in order to maintain our listing status, we are required to maintain at all times a minimum 30-day trading average market capitalization of $15 million. Unlike certain other listing standards tied to minimum share price, there is no cure period or grace period associated with this listing standard. As reported in our Form 10-K for the year ended December 31, 2023, as of February 26, 2024, we believe that our 30-day average public market capitalization was approximately $29.3 million. The market price of our common stock has decreased since February 2024, with our 30-day average public market capitalization falling to a low of $19.7 million on August 5, 2024. Because we cannot predict future prices for our common stock, we cannot assure you that our common stock will remain listed on the NYSE. A failure of our common stock to remain listed on the NYSE could have a material adverse effect on the trading value of our common stock and our ability to raise additional funds through new issuances. If our stock does not remain listed on the NYSE, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences in addition to lower trading values, including reduced trading levels for our securities and liquidity for our stockholders, limited availability of market quotations or analyst coverage of our securities; stricter trading rules for brokers trading our securities, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock is no longer listed on a national securities exchange.

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

Date: August 7, 2024