Form 10-Q
period 2024-09-30
Independence Contract Drilling, Inc.
filed 2024-11-19
CIK 1537028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(281) 598-1230

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange where registered
Common Stock, $0.01 par value per share	ICDI	OTCQX

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

15,186,780 shares of the registrant’s Common Stock were outstanding as of November 15, 2024.

INDEPENDENCE CONTRACT DRILLING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, expenses, income, financial liquidity and covenant compliance, capital spending and the status of our negotiations with the holders of our Convertible Notes. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “will” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	a decline in or substantial volatility of crude oil and natural gas commodity prices;
●	a decrease in domestic spending by the oil and natural gas exploration and production industry;
●	fluctuation of our operating results and volatility of our industry;
●	inability to maintain or increase pricing of our contract drilling services, or early termination of any term contract for which early termination compensation is not paid;
●	our backlog of term contracts declining rapidly;
●	the loss of any of our customers, customer consolidations, financial distress or management changes of potential customers or failure to obtain contract renewals and additional customer contracts for our drilling services;
●	overcapacity and competition in our industry;
●	an increase in interest rates and deterioration in the credit markets;
●	our inability to comply with the financial and other covenants in debt agreements or to repay our debt obligations when they come due;
●	the inability to maintain a listing of our common stock on a national exchange;
●	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;
●	the loss of key management personnel;
●	new technology that may cause our drilling methods or equipment to become less competitive;
●	labor costs or shortages of skilled workers;
●	the loss of or interruption in operations of one or more key vendors;
●	the effect of operating hazards and severe weather on our rigs, facilities, business, operations and financial results, and limitations on our insurance coverage;
●	our inability to reach agreement with our convertible noteholders regarding the refinancing or recapitalization of our Convertible Notes;
●	restrictive covenants under our debt agreements limiting our ability to conduct our operations and operate as a going concern;
●	inability to obtain consents from the holders of our Convertible Notes necessary to maintain operations of our drilling rigs;
●	increased regulation of drilling in unconventional formations;
●	risks related to the ongoing conflict between Russia and Ukraine and conflict in Gaza, including the effects of related sanctions and supply chain disruptions or general effects on the global economy;
●	risks associated with a global pandemic that would cause a reduction in economic activity or reduction in oil and natural gas demand or prices;
●	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and
●	the potential failure by us to establish and maintain effective internal control over financial reporting and cybersecurity risks.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q and Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Contract Drilling, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$6,077	$5,565
Accounts receivable	21,276	31,695
Inventories	1,589	1,557
Prepaid expenses and other current assets	1,887	4,759
Total current assets	30,829	43,576
Property, plant and equipment, net	323,999	348,193
Other long-term assets, net	2,026	2,908
Total assets	$356,854	$394,677
Liabilities and Stockholders’ Equity
Liabilities
Current portion of long-term debt	$16,230	$1,226
Accounts payable	17,570	22,990
Accrued liabilities	6,522	16,371
Total current liabilities	40,322	40,587
Long-term debt, net	167,697	154,549
Deferred income taxes, net	7,635	9,761
Other long-term liabilities	1,131	8,201
Total liabilities	216,785	213,098
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized; 15,376,373 and 14,523,124 shares issued, respectively, and 15,186,780 and 14,425,864 shares outstanding, respectively	152	144
Additional paid-in capital	625,007	622,169
Accumulated deficit	(480,991)	(436,794)
Treasury stock, at cost, 189,593 shares and 97,260 shares, respectively	(4,099)	(3,940)
Total stockholders’ equity	140,069	181,579
Total liabilities and stockholders’ equity	$356,854	$394,677

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$37,992	$44,164	$127,955	$164,276
Costs and expenses
Operating costs	29,674	27,494	92,025	98,781
Selling, general and administrative	3,570	6,865	11,638	18,816
Depreciation and amortization	12,995	10,229	37,392	32,488
Asset impairment, net	—	250	4,299	250
Loss (gain) on disposition of assets, net	679	(1,454)	(1,455)	539
Total costs and expenses	46,918	43,384	143,899	150,874
Operating (loss) income	(8,926)	780	(15,944)	13,402
Interest expense, net	(10,255)	(9,222)	(30,378)	(26,192)
Loss before income taxes	(19,181)	(8,442)	(46,322)	(12,790)
Income tax benefit	(687)	(844)	(2,125)	(1,044)
Net loss	$(18,494)	$(7,598)	$(44,197)	$(11,746)
Loss per share:
Basic and diluted	$(1.27)	$(0.54)	$(3.04)	$(0.84)
Weighted average number of common shares outstanding:
Basic and diluted	14,528	14,071	14,517	13,992

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2023	14,425,864	$144	$622,169	$(436,794)	$(3,940)	$181,579
Restricted stock issued	692,607	7	(7)	—	—	—
RSUs vested, net of shares withheld for taxes	153,805	2	(14)	—	—	(12)
Purchase of treasury stock	(58,999)	(1)	—	—	(159)	(160)
Stock-based compensation	—	—	1,026	—	—	1,026
Net loss	—	—	—	(8,986)	—	(8,986)
Balances at March 31, 2024	15,213,277	$152	$623,174	$(445,780)	$(4,099)	$173,447
Stock-based compensation	—	—	933	—	—	933
Net loss	—	—	—	(16,717)	—	(16,717)
Balances at June 30, 2024	15,213,277	$152	$624,107	$(462,497)	$(4,099)	$157,663
Restricted stock forfeited	(33,334)	—	—	—	—	—
RSUs vested, net of shares withheld for taxes	6,837	—	—	—	—	—
Stock-based compensation	—	—	900	—	—	900
Net loss	—	—	—	(18,494)	—	(18,494)
Balances at September 30, 2024	15,186,780	$152	$625,007	$(480,991)	$(4,099)	$140,069

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2022	13,613,759	$136	$617,606	$(399,097)	$(3,933)	$214,712
RSUs vested, net of shares withheld for taxes	448,635	5	(390)	—	—	(385)
Issuance of common stock through at-the-market facility, net of offering costs	—	—	(34)	—	—	(34)
Stock-based compensation	—	—	1,374	—	—	1,374
Net income	—	—	—	12	—	12
Balances at March 31, 2023	14,062,394	$141	$618,556	$(399,085)	$(3,933)	$215,679
RSUs vested, net of shares withheld for taxes	3,333	—	(4)	—	—	(4)
Stock-based compensation	—	—	1,255	—	—	1,255
Net loss	—	—	—	(4,161)	—	(4,161)
Balances at June 30, 2023	14,065,727	$141	$619,807	$(403,246)	$(3,933)	$212,769
RSUs vested, net of shares withheld for taxes	19,123	—	—	—	—	—
Stock-based compensation	—	—	1,285	—	—	1,285
Net loss	—	—	—	(7,598)	—	(7,598)
Balances at September 30, 2023	14,084,850	$141	$621,092	$(410,844)	$(3,933)	$206,456

The accompanying notes are an integral part of these consolidated financial statements.

Independence Contract Drilling, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(44,197)	$(11,746)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	37,392	32,488
Asset impairment, net	4,299	250
Stock-based compensation	802	4,639
(Gain) loss on disposition of assets, net	(1,455)	539
Non-cash interest expense	20,315	18,202
Amortization of deferred financing costs	83	83
Amortization of Convertible Notes debt discount and issuance costs	8,734	5,967
Deferred income taxes	(2,125)	(1,397)
Credit loss expense	—	1,177
Changes in operating assets and liabilities
Accounts receivable	10,419	11,724
Inventories	(141)	(419)
Prepaid expenses and other assets	3,412	1,330
Accounts payable and accrued liabilities	(8,449)	(9,289)
Net cash provided by operating activities	29,089	53,548
Cash flows from investing activities
Purchases of property, plant and equipment	(23,856)	(36,635)
Proceeds from the sale of assets	5,105	3,135
Net cash used in investing activities	(18,751)	(33,500)
Cash flows from financing activities
Payments to redeem Convertible Notes	(7,000)	(10,000)
Borrowings under Revolving ABL Credit Facility	39,261	23,540
Repayments under Revolving ABL Credit Facility	(40,511)	(30,351)
Proceeds from issuance of common stock through at-the-market facility, net of issuance costs	—	(34)
Purchase of treasury stock	(160)	—
Taxes paid for vesting of RSUs	(12)	(389)
Payments for finance lease obligations	(1,404)	(2,096)
Net cash used in financing activities	(9,826)	(19,330)
Net increase in cash and cash equivalents	512	718
Cash and cash equivalents
Beginning of period	5,565	5,326
End of period	$6,077	$6,044

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,213	$1,940
Cash paid during the period for taxes	$235	$739
Supplemental disclosure of non-cash investing and financing activities
Change in property, plant and equipment purchases in accounts payable	$(4,941)	$(11,806)
Additions to property, plant and equipment through finance leases	$2,375	$1,482
Extinguishment of finance lease obligations from sale of assets classified as finance leases	$(511)	$(324)

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

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. At December 31, 2022 and December 31, 2023, oil was $80.16 and $71.89 per barrel, respectively, and as of November 12, 2024, oil was $68.43 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.92 per mmcf as of November 12, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin. As of September 30, 2024, nine of our 12 contracted rigs were operating in the Permian Basin and three were operating in the Haynesville. However, there can be no assurance that market conditions in our core markets will not decline and will not be adversely affected by recent volatility in oil and natural gas prices nor any assurance that we will be successful in marketing our rigs in our core markets or that they will be contracted on a timely basis or upon terms that are acceptable to us.

In this regard, although oil prices have remained relatively stable, demand for land rigs in our core markets of the Permian Basin, and also in the gas-directed Haynesville Shale, continues to be negatively impacted by industry consolidation of our target market customer base as well as increased operating efficiencies that have allowed customers to complete budgeted drilling programs in less time than expected. In addition, increased fiscal discipline by E&P customers has slowed the pace at which customers redeploy capital into drilling and completion activities. During 2024, these factors have significantly increased the pace of rig releases and recontracting with new customers, often referred to as rig churn, resulting in increased competition between land rig contractors in spite of relatively stable commodity prices. For example, at the end of the third quarter of 2024, following the merger of two of our customers, including our largest customer, we were informed that three of our rigs operating on pad-to-pad contracts for the combined company would be released by the end of 2024. We are now marketing these additional rigs across our customer base for fourth quarter 2024 and early 2025 opportunities. As a result, while we have already been successful in recontracting some of these rigs with new or existing customers, we expect to experience some idle time prior to recontracting and our average operating rig count during the fourth quarter of 2024 will fall below third quarter 2024 average rig count levels.

Liquidity and Going Concern

Pursuant to the requirements of FASB ASC Topic 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying unaudited consolidated financial statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. This also means that the accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, which could be material.

We expect our future capital and liquidity needs to be related to operating expenses, capital expenditures, payment of mandatory offer obligations on our Convertible Notes, working capital investments and general corporate purposes. Our liquidity as of September 30, 2024 was $19.1 million, consisting of cash on hand of $6.1 million and $13.0 million of availability under our Revolving ABL Credit Facility, based on a borrowing base of $17.4 million. Our Revolving ABL Credit Facility matures on September 30, 2025, as a result we have begun classifying balances due under our Revolving ABL Credit Facility as current debt and also have begun classifying as current debt the future mandatory offer obligations under our Convertible Notes which we intend to finance through borrowings under our Revolving ABL Credit Facility. As a result, at September 30, 2024, we had negative working capital of $9.5 million, which includes the impact of $4.25 million outstanding under our Revolving ABL Credit Facility and $10.5 million of required mandatory offer repayments being classified as current debt.

In order to fund future obligations, including this $9.5 million working capital deficit, we currently expect to pay interest in-kind under our Convertible Notes until they mature on March 18, 2026. As a result, even after taking into consideration mandatory offer payments of principal, we expect that the face amount outstanding under our Convertible Notes to continue to increase through maturity. On September 30, 2024, we paid interest in-kind aggregating $13.8 million relating to the six-month period ended September 30, 2024. We have elected to pay in-kind interest aggregating $13.9 million on March 31, 2025, prior to taking into account any payments on mandatory offers during this period.

We expect to fund future obligations through cash flows from operations as well as borrowings under our Revolving ABL Credit Facility. As our anticipated operating activity levels decline during the fourth quarter of 2024 while we transition certain rigs to new customers, we expect the borrowing base under our Revolving ABL Credit Facility to decline and that cash flows from operations will not exceed cash flows from investing activities during that period. Our ability to continue to be able to borrow under our Revolving ABL Credit Facility to fund future cash flow deficits is predicated on our ability to comply with various financial covenants contained in our debt agreements, including a minimum liquidity covenant contained in the indenture governing our Convertible Notes as well as springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture and Revolving ABL Credit Facility. While we are not currently in violation of any of our covenants under our debt agreements, we believe that, in the absence of applicable waivers or forbearance agreements, it is probable that we will violate one or more of these financial covenants within the next 12 months, which constitutes an event of default under these instruments and raises substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited consolidated financial statements included in this report. In addition, it is an event of default under our debt instruments if a going concern or substantial doubt qualification is included in the audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

To address and mitigate the risks associated with our expanding debt levels, covenant compliance and liquidity contraction, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address these risks and our liquidity and capital structure. In addition to having evaluated and considered the feasibility of transactions with third parties, we currently are discussing with the holders of our Convertible Notes their willingness to equitize and refinance our existing indebtedness, and in connection with such a transaction, provide near-term liquidity through the uncommitted $7.5 million accordion feature under the Convertible Notes indenture. If we reach an agreement with the holders of our Convertible Notes regarding such a transaction, in order to facilitate stakeholder approvals necessary to effectuate such a transaction, we expect the transaction would be effectuated through a statutory restructuring under Chapter 11 of the United States Bankruptcy Code that would not impair general unsecured creditors, employees, customers, vendors, suppliers, or holders of other indebtedness of the Company. However, as we have not yet entered into any binding commitments that would address these risks and uncertainties, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited consolidated financial statements.

Delisting

Following the close of business on August 28, 2024, the New York Stock Exchange (“NYSE”) notified us that we were no longer compliant with the NYSE’s minimum market capitalization rule which requires a company to maintain an average market capitalization of $15 million over a consecutive 30-day trading period. There is no cure period permitted for non-compliance with the NYSE market capitalization rule; therefore, the NYSE immediately suspended trading of our common stock and delisted ICD from the NYSE. Beginning at the open of business on August 29, 2024, our common stock commenced trading under the new symbol ICDI on the OTCQX Best Market.

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

Interim results for the three and nine months ended September 30, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

3.Revenue from Contracts with Customers

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Dayrate drilling	$34,013	$39,893	$113,374	$146,531
Mobilization	1,047	886	4,313	4,821
Reimbursables	2,881	2,539	10,090	6,665
Early termination	—	733	53	5,864
Capital modification	—	83	—	312
Other	51	30	125	83
Total revenue	$37,992	$44,164	$127,955	$164,276

Two customers accounted for approximately 31% and 10% of consolidated revenue for the three months ended September 30, 2024 and two customers accounted for approximately 28% and 14% of consolidated revenue for the nine months ended September 30, 2024. Two customers accounted for approximately 31% and 11% of consolidated revenue for the three months ended September 30, 2023 and two customers accounted for approximately 21% and 10% of consolidated revenue for the nine months ended September 30, 2023.

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days. The following table provides information about receivables and contract liabilities related to contracts with customers. There were no contract assets recorded as of September 30, 2024 or December 31, 2023.

	September 30,	December 31,
(in thousands)	2024	2023
Receivables, which are included in “Accounts receivable”	$21,034	$31,380
Contract liabilities, which are included in “Accrued liabilities”	$(217)	$(578)

The primary changes in contract liabilities balances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue recognized that was included in contract liabilities at beginning of period	$277	$131	$578	$1,046
Decrease (increase) in contract liabilities due to cash received, excluding amounts recognized as revenue	$(94)	$524	$(217)	$(322)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024. The estimated revenue does not include amounts of variable consideration that are constrained.

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

Contract Costs

We capitalize costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligations under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs, which principally relate to rig mobilization costs at the commencement of a new contract, are deferred as a current or noncurrent asset (depending on the length of the contract term), and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such contract costs, recorded as “Prepaid expenses and other current assets”, amounted to $0.2 million and $0.5 million on our consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, contract costs increased by $0.7 million and $2.6 million, respectively, and we amortized $1.0 million and $2.9 million of contract costs, respectively. During the three and nine months ended September 30, 2023, contract costs increased by zero and $1.6 million, respectively, and we amortized $0.5 million and $1.7 million of contract costs, respectively.

4.Leases

We have multi-year operating and financing leases for corporate office space, field location facilities, land, vehicles and various other equipment used in our operations. We also have a significant number of rentals related to our drilling operations that are day-to-day or month-to-month arrangements.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$299	$298	$897	$787
Short-term lease expense	2,149	1,670	6,535	5,332
Variable lease expense	129	140	386	451

Finance lease expense:
Amortization of right-of-use assets	$433	$264	$1,343	$1,470
Interest expense on lease liabilities	65	68	205	216
Total finance lease expense	498	332	1,548	1,686
Total lease expense	$3,075	$2,440	$9,366	$8,256

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$778	$674
Operating cash flows from finance leases	$205	$216
Financing cash flows from finance leases	$1,404	$2,096

Right-of-use assets obtained or recorded in exchange for lease obligations:
Operating leases	$75	$2,106
Finance leases	$2,375	$1,482

Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Operating leases:
Other long-term assets, net	$1,509	$2,205

Accrued liabilities	$552	$934
Other long-term liabilities	1,053	1,375
Total operating lease liabilities	$1,605	$2,309

Finance leases:
Property, plant and equipment	$5,990	$6,238
Accumulated depreciation	(2,020)	(1,829)
Property, plant and equipment, net	$3,970	$4,409

Current portion of long-term debt	$1,479	$1,226
Long-term debt	2,009	1,659
Total finance lease liabilities	$3,488	$2,885

Weighted-average remaining lease term
Operating leases	3.1 years	3.4 years
Finance leases	2.1 years	2.0 years

Weighted-average discount rate
Operating leases	8.23%	8.75%
Finance leases	7.98%	8.25%

Maturities of lease liabilities at September 30, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$236	479
2025	540	1,657
2026	401	1,349
2027	370	326
2028	285	—
Total cash lease payment	1,832	3,811
Less: imputed interest	(227)	(323)
Total lease liabilities	$1,605	$3,488

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and our debt. Our debt consists primarily of our Convertible Notes and Revolving ABL Facility as of September 30, 2024 and December 31, 2023. The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying value because of the short-term nature of these instruments. We believe the carrying value of our Revolving ABL Facility approximates fair value because the interest rates are variable and reflective of current market rates.

The following table summarizes the carrying value and fair value of our Convertible Notes as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Convertible Notes	$199,274	$147,000	$179,209	$164,800

The fair value of the Convertible Notes is also determined to be a Level 3 measurement as this instrument is not actively traded and was estimated using a binomial lattice model. The factors used to determine fair value as of September 30, 2024 are subject to management's judgement and expertise and include, but are not limited to our share price, expected price volatility (72.2%), risk-free rate (3.8%), and credit spread (3,076 bps) relative to our credit rating. The factors used to determine fair value as of December 31, 2023 included, but were not limited to our share price, expected price volatility (58.5%), risk-free rate (4.2%) and credit spread (2,702 bps) relative to our credit rating.

There were no transfers between fair value measurement levels during the first, second or third quarters of 2024.

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

6.Inventories

All of our inventory as of September 30, 2024 and December 31, 2023 consisted of supplies held for use in our drilling operations.

7.Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid insurance	$993	$3,502
Deferred mobilization costs	171	467
Prepaid and other current assets	723	790
	$1,887	$4,759

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued salaries and other compensation	$2,751	$6,625
Insurance	368	2,996
Deferred mobilization revenues	217	578
Property and other taxes	1,776	2,124
Interest	58	25
Operating lease liability - current	552	934
Cash-settled SARs liability	—	2,054
Other	800	1,035
	$6,522	$16,371

8.Long-term Debt

Our long-term debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Convertible Notes due March 18, 2026	$199,274	$179,209
Revolving ABL Credit Facility due September 30, 2025	4,250	5,500
Finance lease obligations	3,488	2,885
	207,012	187,594
Less: Convertible Notes debt discount and issuance costs	(23,086)	(31,819)
Less: current portion of Convertible Notes	(10,500)	—
Less: current portion of Revolving ABL Credit Facility	(4,250)	—
Less: current portion of finance leases	(1,479)	(1,226)
Long-term debt, net	$167,697	$154,549

Convertible Notes

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $199.3 million of Convertible Notes outstanding as of September 30, 2024.

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023, March 31, 2024 and September 30, 2024 resulting in the issuance of an additional $63.8 million principal amount of Convertible Notes as of September 30, 2024. We also have elected to PIK outstanding interest that will be due and payable on March 31, 2025. As of September 30, 2024 and December 31, 2023, accrued PIK interest of $0.1 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

Each noteholder has a right to convert our Convertible Notes into shares of our common stock at any time after issuance through maturity. The conversion price is $4.51 per share. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Convertible Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of common stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Convertible Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024 and June 30, 2024. On September 13, 2024, we entered into a Limited Waiver Agreement (the “Waiver Agreement”) with the holders of the Convertible Notes. In this Waiver Agreement, the holders agreed to defer until December 31, 2024 our requirement to repurchase $3.5 million of Convertible Notes. We are obligated to offer to redeem $7.0 million of Convertible Notes on December 31, 2024 and $3.5 million on March 31, 2025. Because we had the ability and intent to refinance the mandatory redemption offers that occurred in 2023 with borrowings under our Revolving ABL Credit Facility which was classified as long-term debt in 2023, mandatory offer obligations as of December 31, 2023 were classified as long-term debt.

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

At any time on or after September 18, 2024, we may execute an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes.

As noted under Note 1 “Nature of Operations and Recent Events,” our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to refinance or recapitalize the Convertible Notes and our other indebtedness. There can be no assurance that this process or evaluation will result in one or more transactions or any particular transaction or strategic outcome.

We are in compliance with our covenants as of September 30, 2024, however as previously noted under Note 1 “Nature of Operations and Recent Events,” we believe it is probable that we will violate the minimum liquidity and springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture over the next 12 months in the absence of applicable waivers or forbearance agreements.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.0 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of September 30, 2024 is 25.0%. For the three and nine months ended September 30, 2024, the contractual interest expense was $6.9 million and $20.8 million, respectively, and the debt discount and issuance cost amortization was $3.1 million and $8.7 million, respectively. For the three and nine months ended September 30, 2023, the contractual interest expense was $6.5 million and $18.9 million, respectively, and the debt discount and issuance cost amortization was $2.4 million and $6.0 million, respectively.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of September 30, 2025, and as of September 30, 2024 we have begun to report outstanding balances as current debt until such time as such amounts are repaid in full or the Revolving ABL Facility is repaid in full or its maturity date is extended.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2024, however as previously noted under Note 1 “Nature of Operations and Recent Events,” we believe it is probable that we will violate the springing fixed charge ratio covenant contained in the Revolving ABL Credit Facility as well as the minimum liquidity and springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture over the next 12 months in the absence of applicable waivers or forbearance agreements. As noted under Note 1 “Nature of Operations and Recent Events”, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to refinance or recapitalize the Convertible Notes and our other indebtedness, including outstanding balances under our Revolving ABL Credit Facility.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2024, the weighted-average interest rate on our borrowings was 14.72%. As of September 30, 2024, the borrowing base under our Revolving ABL Credit Facility was $17.4 million, and we had $13.0 million of availability remaining of our $40.0 million commitment on that date.

9.Stock-Based Compensation

In June 2019, we adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) providing for common stock-based awards to employees and non-employee directors. The 2019 Plan permits the granting of various types of awards, including stock options, restricted stock, restricted stock unit awards, and stock appreciation rights (“SARs”), and up to 4.6 million shares were authorized for issuance. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options and SARs may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2024, approximately 306,008 shares were available for future awards under the 2019 Plan. Our policy is to account for forfeitures of share-based compensation awards as they occur.

A summary of compensation cost recognized for stock-based payment arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Compensation cost recognized:
Restricted stock, restricted stock units and stock-settled stock appreciation rights	$900	$1,285	$2,860	$3,915
Cash-settled stock appreciation rights and performance-based phantom units	(726)	501	(2,058)	724
Total stock-based compensation	$174	$1,786	$802	$4,639

Time-based Restricted Stock and Restricted Stock Units

We have granted time-based restricted stock and restricted stock units to key employees under the 2019 Plan.

Time-based Restricted Stock

In the first quarter of 2024, we granted time-based restricted stock awards that vest over one to three years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2024, there was $0.9 million in unrecognized compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the status of our time-based restricted stock awards and of changes in our time-based restricted stock awards outstanding for the nine months ended September 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2024	—	$—
Granted	692,607	1.88
Vested	—	—
Forfeited	(33,334)	1.88
Outstanding at September 30, 2024	659,273	$1.88

Time-based Restricted Stock Units

We have granted one to three-year, time-vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our common stock. The fair value of time-based restricted stock unit awards is determined based on the estimated fair market value of our shares on the grant date. As of September 30, 2024, there was $0.8 million of total unrecognized compensation cost related to unvested time-based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the status of our time-based restricted stock unit awards and of changes in our time-based restricted stock unit awards outstanding for the nine months ended September 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	753,180	$4.10
Granted	—	—
Vested and converted	(158,655)	3.98
Forfeited	(4,221)	4.13
Outstanding at September 30, 2024	590,304	$4.13

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

During the restriction period, the performance-based and market-based restricted stock unit awards may not be transferred or encumbered, and the recipient does not receive dividend equivalents or have voting rights until the units vest. As of September 30, 2024, there was zero unrecognized compensation cost related to unvested performance-based and market-based restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.3 years.

The assumptions used to value our FCF restricted stock unit awards on the grant date in the first quarter of 2023 were a risk-free interest rate of 4.15%, an expected volatility of 135.3% and an expected dividend yield of 0.0%. Based on the Monte Carlo simulation, these restricted stock unit awards were valued at $4.47.

A summary of the status of our performance-based and market-based restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2024 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	RSUs	Per Share
Outstanding at January 1, 2024	299,411	$4.47
Granted	—	—
Vested and converted	(1,987)	4.47
Forfeited	(102,604)	4.47
Outstanding at September 30, 2024	194,820	$4.47

Phantom Units

In the first quarter of 2024, we granted 279,630 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of our common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.5 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $29.0 thousand of credit to compensation expense and $12.0 thousand of compensation expense in the three and nine months ended September 30, 2024, respectively.

In the first quarter of 2024, we granted independent directors 66,664 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of our common stock. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.1 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $21.0 thousand of credit to expense and $9.0 thousand of compensation expense in the three and nine months ended September 30, 2024, respectively. In the third quarter of 2024, 16,666 shares were forfeited and as of September 30, 2024, there were 49,998 unvested shares outstanding.

In the first quarter of 2024, we granted 1,306,415 three-year performance-based phantom units with a market condition. Based on target shares of 649,151, a minimum of 0% and a maximum of 175% of the units could be awarded based upon the measurement of free cash flow (“FCF”) as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2024 to December 31, 2026 and vest fully on the third anniversary of the date of the grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout upward or downward by up to 15% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units at target was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $45.0 thousand of credit to expense and $19.0 thousand of compensation expense in the three and nine months ended September 30, 2024, respectively.

In the first quarter of 2023, we granted 94,708 three-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of our common stock. In the first quarter of 2024, 32,544 shares vested and were cash-settled. As of September 30, 2024, there were 60,914 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.4 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $11.0 thousand of credit to expense and $2.0 thousand of compensation expense in the three and nine months ended September 30, 2024, respectively.

In the first quarter of 2023, we granted independent directors 41,665 one-year time-vested phantom unit awards where each unit represents the right to receive, at the end of a vesting period, the cash value of one share of our common stock. As of December 31, 2023, there were 33,332 unvested shares outstanding. In the first quarter of 2024, 33,332 shares vested. As of September 30, 2024, there were zero unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized zero and $6.0 thousand of credit to compensation expense in the three and nine months ended September 30, 2024, respectively.

In the first quarter of 2023, we granted 149,709 three-year performance-based phantom units with a market condition. Based on target shares of 86,789, a minimum of 0% and a maximum of 150% of the units could be awarded based upon the measurement of FCF as measured against FCF performance goals determined by the compensation committee of our Board of Directors, during the three-year performance period of January 1, 2023 to December 31, 2025 and vest fully on the third anniversary of the date of grant subject to continued employment. The payout of the awards will be further adjusted by a TSR multiplier that may adjust the payout between 85% and 115% based upon our relative total shareholder return for the three-year period ending on third anniversary of the date of grant compared to the relative total shareholder return of an eight-company peer group of oilfield service companies for the same period. In the first quarter of 2024, 1,389 shares were vested and 50,907 shares were forfeited. As of September 30, 2024, there were 97,413 unvested shares outstanding. The phantom units are cash-settled awards and are accounted for as a liability classified award. The grant date fair value of the phantom units was $0.3 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the phantom units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $5.0 thousand of credit to expense and $2.0 thousand of compensation expense in the three and nine months ended September 30, 2024, respectively.

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

Changes to our time-based stock-settled SARs outstanding during the nine months ended September 30, 2024 are as follows:

		Weighted Average
		Grant Date
		Fair Value
	Stock-settled SARs	Per Share
Outstanding at January 1, 2024	1,421,740	$2.83
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at September 30, 2024	1,421,740	$2.83
Exercisable at September 30, 2024	1,184,782	$2.83
Non-vested at January 1, 2024	592,391	$2.83
Vested	(355,433)	2.83
Non-vested at September 30, 2024	236,958	$2.83

As of September 30, 2024, there was $0.7 million of unrecognized compensation cost related to time-based stock-settled SARs that is expected to be recognized over a weighted-average period of 0.3 years and weighted average remaining contractual life of 4.5 years.

Time-Based Cash-Settled Stock Appreciation Rights

In the first quarter of 2021, we granted time-based, cash-settled stock appreciation rights (“SARs”) to certain employees. The SARs have a term of seven years, an exercise price of $5.73 per share, with the market price upon exercise capped at $10.00 per share, and vest ratably on the first, second and third anniversaries of the date of grant. Because these SARs are cash-settled, they are classified as “liability-classified awards” which are remeasured at their fair value at the end of each reporting period until settlement. As of September 30, 2024 and December 31, 2023, we have recorded a liability, classified as “Accrued Liabilities” on our consolidated balance sheets, of zero and $2.1 million, respectively.

Time-based, cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of our common stock over the exercise price is paid in cash and not in common stock.

Historically, the fair value of time-based cash-settled SARs was revalued (mark-to-market) each reporting period using a Monte Carlo simulation model based on period-end stock price. Expected term of the SARs is calculated as the average of each vesting tranche’s midpoint between vesting date and expiration date plus the vesting period. Expected volatility is based on the historical volatility of our stock for the length of time corresponding to the expected term of the SARs. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of the time-based cash-settled SARs using the Monte Carlo simulation mode as of December 31, 2023. As of September 30, 2024, the value of the SARs was de minimis and we did not perform a full fair value analysis

Year Ended
December 31, 2023
Remaining term to maturity	4.1 years
Expected volatility factor	119.5%
Expected dividend yield	—%
Risk-free interest rate	3.88%

Changes to our time-based cash-settled SARs outstanding during the nine months ended September 30, 2024 are as follows:

		Weighted Average
		Exercise Price
	Cash-settled SARs	Per Share
Outstanding at January 1, 2024	2,885,722	$5.73
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at September 30, 2024	2,885,722	$5.73
Exercisable at September 30, 2024	2,885,722	$5.73

As of September 30, 2024, there was zero unrecognized compensation cost related to time-based cash-settled SARs.

10.Stockholders’ Equity and Earnings (Loss) per Share

As of September 30, 2024, we had a total of 15,186,780 shares of common stock, $0.01 par value, outstanding. We also had 189,593 shares held as treasury stock. Total authorized common stock is 250,000,000 shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss (numerator):	$(18,494)	$(7,598)	$(44,197)	$(11,746)
Loss per share:
Basic and diluted	$(1.27)	$(0.54)	$(3.04)	$(0.84)
Shares (denominator):
Weighted average common shares outstanding - basic and diluted	14,528	14,071	14,517	13,992

The following number of potential common shares at the end of each period were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Potentially dilutive securities excluded as anti-dilutive	41,828	39,254	41,604	39,135

11.Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective tax rate was 3.6% and 4.6% for the three and nine months ended September 30, 2024 and 10.0% and 8.2% for the three and nine months ended September 30, 2023. Our effective tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three and nine months ended September 30, 2024, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12.Commitments and Contingencies

Purchase Commitments

As of September 30, 2024, we had outstanding purchase commitments to a number of suppliers totaling $4.4 million related primarily to the operation of drilling rigs. All of these commitments relate to equipment and services currently scheduled for delivery in 2024.

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

13.Defined Contribution Plan

Substantially all employees may elect to participate in our 401(k) plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first six percent of the participant’s compensation subject to certain limitations. The expense incurred for this defined contribution plan was $0.3 million and $1.1 million for three and nine months ended September 30, 2024, respectively. The expense incurred for this defined contribution plan for the three and nine months ended September 30, 2023 was $0.3 million and $1.2 million, respectively.

14.Related Parties

In connection with the issuance of the Convertible Notes on March 18, 2022, we issued to affiliates of MSD Partners, L.P. (the “MSD Investors”) $78.9 million principal amount of Convertible Notes and entered into an Investor’s Rights Agreement permitting MSD Partners to nominate one director to our Board so long as MSD Partners and its affiliates continue to own $25.0 million principal amount of Convertible Notes (the “Sunset Date”). We also entered into an Investor’s Rights Agreement with Glendon Capital Management L.P. (“GCM”) that permits GCM to designate one director on the same terms. In addition, as long as each of such parties continues to have the right to appoint such holder representatives, the two holder representatives will have the right to nominate one additional representative as a director, provided that the third representative must be an independent director unless one of the MSD Partners and the GCM representatives is independent for New York Stock Exchange purposes. The proposed representatives are subject to review by our Nominating and Corporate Governance Committee. Following the Sunset Date for the applicable party, MSD Partners and/or GCM, as applicable, will cause its designee to offer to tender his or her resignation, unless otherwise requested by the Board, and the third representative may be removed by the Board. The two holder representatives of the MSD Investors and GCM were initially nominated and appointed to the Board pursuant to the Investor’s Rights Agreement, and the third representative was appointed in connection with an increase in the number of directors from six to seven members effective July 1, 2022. On September 5, 2024, the two board members appointed directly by MSD Partners and GCM pursuant to the terms of the Investor Rights Agreements resigned from our Board of Directors.

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

Management Overview

We were incorporated in Delaware on November 4, 2011. We provide land-based contract drilling services for oil and natural gas producers targeting unconventional resource plays in the United States. We own and operate a premium fleet comprised of modern, technologically advanced drilling rigs. Our first rig began drilling in May 2012. As of September 30, 2024, our rig fleet includes 26 AC powered (“AC”) rigs.

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

Significant Developments

Market Conditions

Oil prices (WTI-Cushing) reached a high of $123.64 per barrel on March 8, 2022; however, prices have fallen since those highs. At December 31, 2022 and December 31, 2023, oil was $80.16 and $71.89 per barrel, respectively, and as of November 12, 2024, oil was $68.43 per barrel.

On August 22, 2022, natural gas prices reached a high of $9.85 per mmcf, but fell to $3.52 per mmcf as of December 31, 2022 and were $2.58 per mmcf as of December 31, 2023 and $1.92 per mmcf as of November 12, 2024. These commodity price declines, as well as take away capacity issues, caused market conditions in the Haynesville Shale to weaken rapidly, which resulted in a reduction in the number of drilling rigs operating in the Haynesville Shale, including a reduction in our operating rigs. At the end of the first quarter of 2023, we began relocating a portion of these rigs to the Permian Basin. As of September 30, 2024, nine of our 12 contracted rigs were operating in the Permian Basin and three were operating in the Haynesville. However, there can be no assurance that market conditions in our core markets will not decline and will not be adversely affected by recent volatility in oil and natural gas prices nor any assurance that we will be successful in marketing our rigs in our core markets or that they will be contracted on a timely basis or upon terms that are acceptable to us.

In this regard, although oil prices have remained relatively stable, demand for land rigs in our core markets of the Permian Basin, and also in the gas-directed Haynesville Shale, continues to be negatively impacted by industry consolidation of our target market customer base as well as increased operating efficiencies that have allowed customers to complete budgeted drilling programs in less time than expected. In addition, increased fiscal discipline by E&P customers has slowed the pace at which customers redeploy capital into drilling and completion activities. During 2024, these factors have significantly increased the pace of rig releases and recontracting with new customers, often referred to as rig churn, resulting in increased competition between land rig contractors in spite of relatively stable commodity prices. For example, at the end of the third quarter of 2024, following the merger of two of our customers, including our largest customer, we were informed that three of our rigs operating on pad-to-pad contracts for the combined company would be released by the end of 2024. We are now marketing these additional rigs across our customer base for fourth quarter 2024 and early 2025 opportunities. As a result, while we have already been successful in recontracting some of these rigs with new or existing customers, we expect to experience some idle time prior to recontracting and our average operating rig count during the fourth quarter of 2024 will fall below third quarter 2024 average rig count levels.

Delisting

Following the close of business on August 28, 2024, the New York Stock Exchange (“NYSE”) notified us that we were no longer compliant with the NYSE’s minimum market capitalization rule which requires a company to maintain an average market capitalization of $15 million over a consecutive 30-day trading period. There is no cure period permitted for non-compliance with the NYSE market capitalization rule; therefore, the NYSE immediately suspended trading of our common stock and delisted ICD from the NYSE. Beginning at the open of business on August 29, 2024, our common stock commenced trading under the new symbol ICDI on the OTCQX Best Market.

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
●	Revenue Per Day. Revenue per day measures the amount of revenue that an operating rig earns on a daily basis during a particular period. We calculate revenue per day by dividing total contract drilling revenue earned during the applicable period by the number of Operating Days in the period. Revenues attributable to costs reimbursed by customers and early termination revenues are excluded from this measure.
●	Operating Cost Per Day. Operating cost per day measures the operating costs incurred on a daily basis during a particular period. We calculate operating cost per day by dividing total operating costs during the applicable period by the number of Operating Days in the period. Operating costs attributable to costs reimbursed by customers, reactivation and decommissioning of rigs, including transition costs between basins, and rig construction costs are excluded from this measure.
●	Operating Efficiency and Uptime. Maintaining our rigs’ operational efficiency is a critical component of our business strategy. We measure our operating efficiency by tracking each drilling rig’s unscheduled downtime on a daily, monthly, quarterly and annual basis.

Results of Operations

The following summarizes our financial and operating data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues	$37,992	$44,164	$127,955	$164,276
Costs and expenses
Operating costs	29,674	27,494	92,025	98,781
Selling, general and administrative	3,570	6,865	11,638	18,816
Depreciation and amortization	12,995	10,229	37,392	32,488
Asset impairment, net	—	250	4,299	250
Loss (gain) on disposition of assets, net	679	(1,454)	(1,455)	539
Total cost and expenses	46,918	43,384	143,899	150,874
Operating (loss) income	(8,926)	780	(15,944)	13,402
Interest expense, net	(10,255)	(9,222)	(30,378)	(26,192)
Loss before income taxes	(19,181)	(8,442)	(46,322)	(12,790)
Income tax benefit	(687)	(844)	(2,125)	(1,044)
Net loss	$(18,494)	$(7,598)	$(44,197)	$(11,746)

Other financial and operating data
Number of marketed rigs (end of period)	26	26	26	26
Rig operating days (1)	1,207	1,229	3,898	4,341
Average number of operating rigs (2)	13.1	13.4	14.2	15.9
Rig utilization (3)	50%	51%	55%	61%
Average revenue per operating day (4)	$27,994	$32,925	$29,118	$34,193
Average cost per operating day (5)	$20,268	$18,920	$19,287	$19,061
Average rig margin per operating day	$7,726	$14,005	$9,831	$15,131
(1)Rig operating days represent the number of days our rigs are earning revenue under a contract during the period, including days that standby revenues are earned. During the three and nine months ended September 30, 2024, there were 7.0 and 24.0 operating days in which we earned revenue on a standby basis, respectively. During the three and nine months ended September 30, 2023, there were 92.3 and 204.8 days in which we earned revenue on a standby basis, respectively.
(2)Average number of operating rigs is calculated by dividing the total number of rig operating days in the period by the total number of calendar days in the period.
(3)Rig utilization is calculated as rig operating days divided by the total number of days our drilling rigs are available during the applicable period.
(4)Average revenue per operating day represents total contract drilling revenues earned during the period divided by rig operating days in the period. Excluded in calculating average revenue per operating day are revenues associated with the reimbursement of (i) out-of-pocket costs paid by customers of $4.2 million and $3.0 million during the three months ended September 30, 2024 and 2023, respectively, and $14.4 million and $10.0 million during the nine months ended September 30, 2024 and 2023, respectively and (ii) early termination revenues of $0.7 million during the three months ended September 30, 2023 and $5.9 million during the nine months ended September 30, 2023.

(5)Average cost per operating day represents operating costs incurred during the period divided by rig operating days in the period. The following costs are excluded in calculating average cost per operating day: (i) out-of-pocket costs paid by customers of $4.2 million and $3.0 million during the three months ended September 30, 2024 and 2023, respectively, and $14.4 million and $10.0 million during the nine months ended September 30, 2024 and 2023, respectively; (ii) overhead costs of $1.0 million and $0.4 million during the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $1.8 million during the nine months ended September 30, 2024 and 2023, respectively; and (iii) rig decommissioning costs of zero and $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and zero and $4.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues

Revenues for the three months ended September 30, 2024 were $38.0 million, representing a 14.0% decrease as compared to revenues of $44.2 million for the three months ended September 30, 2023. This decrease was primarily attributable to decreases in contractual dayrates and a decrease in operating days. Revenue per day decreased by 15.0% to $27,994 during the three months ended September 30, 2024, as compared to revenue per day of $32,925 during the three months ended September 30, 2023. Operating days decreased to 1,207 days during the three months ended September 30, 2024 as compared to 1,229 days during the three months ended September 30, 2023.

Operating Costs

Operating costs for the three months ended September 30, 2024 were $29.7 million, representing a 7.9% increase as compared to operating costs of $27.5 million for the three months ended September 30, 2023. This increase was primarily attributable to a decrease in operating days, offset by an increase in cost per day in the current quarter. Operating days decreased to 1,207 days during the three months ended September 30, 2024, which included 7.0 standby days, as compared to 1,229 days during the three months ended September 30, 2023, which included 92.3 standby days. Rigs on standby typically incur lower operating costs than operating rigs. Operating costs per day increased to $20,268 during the three months ended September 30, 2024, representing a 7.1% increase compared to cost per operating day of $18,920 for the three months ended September 30, 2023. Additionally, the higher cost per operating day during the third quarter of 2024 compared to historical and normalized levels was driven by higher than normal rig churn, which we expect to return to normalized levels in 2025 as we recontract rigs released following the merger between two of our customers, including our largest customer.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2024 were $3.6 million, representing a 48.0% decrease as compared to selling, general and administrative expense of $6.9 million for the three months ended September 30, 2023. This decrease in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to decreased stock-based and deferred compensation expense of $1.8 million primarily associated with the variable accounting of phantom awards and lower expenses as a result of cost cutting initiatives implemented during the first quarter of 2024 of approximately $0.8 million, offset by $0.4 million of costs associated with the special committee to assess refinancing and other strategic opportunities in regards to our Convertible Notes. Additionally, during the three months ended September 30, 2023, we incurred $1.1 million of credit loss expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2024 was $13.0 million, representing a 27.0% increase compared to depreciation and amortization expense of $10.2 million for the three months ended September 30, 2023.

Asset impairment, net

During the three months ended September 30, 2023, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

Loss (Gain) on Disposition of Assets, net

A loss on the disposition of assets totaling $0.7 million was recorded for the three months ended September 30, 2024 compared to a gain on the disposition of assets totaling $1.5 million for the three months ended September 30, 2023. In the current and prior year quarter, the gains related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense, net

Interest expense was $10.3 million for the three months ended September 30, 2024 and $9.2 million for the three months ended September 30, 2023. The increase in the current quarter interest expense primarily relates to non-cash amortization on the debt discount and issuance costs of $3.1 million and $2.4 million during the three months ended September 30, 2024 and 2023, respectively.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the three months ended September 30, 2024 amounted to $0.7 million as compared to income tax benefit of $0.8 million for the three months ended September 30, 2023. Our effective tax rates for the three months ended September 30, 2024 and 2023 were 3.6% and 10.0%, respectively. Our effective tax rate for the three months ended September 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three months ended September 30, 2024 and 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues

Revenues for the nine months ended September 30, 2024 were $128.0 million, representing a 22.1% decrease as compared to revenues of $164.3 million for the nine months ended September 30, 2023. This decrease was primarily attributable to decreases in contractual dayrates and a decrease in operating days. Revenue per day decreased by 14.8% to $29,118 during the nine months ended September 30, 2024, as compared to revenue per day of $34,193 during the nine months ended September 30, 2023. Operating days decreased to 3,898 days during the nine months ended September 30, 2024 as compared to operating days of 4,341 for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recognized $5.1 million of early termination revenue.

Operating Costs

Operating costs for the nine months ended September 30, 2024 were $92.0 million, representing a 6.8% decrease as compared to operating costs of $98.8 million for the nine months ended September 30, 2023. This decrease was primarily attributable to cost cutting initiatives implemented in the first quarter of 2024 as well as a decrease in operating days. Operating costs per day decreased to $19,287 during the nine months ended September 30, 2024, representing a 1.2% decrease compared to cost per operating day of $19,061 for the nine months ended September 30, 2023. Operating days decreased to 3,898 days during the nine months ended September 30, 2024, which included 24.0 standby days, as compared to operating days of 4,341 for the nine months ended September 30, 2023, which included 204.9 standby days. Rigs on standby typically incur lower operating costs than operating rigs.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $11.6 million, representing a 38.1% decrease as compared to selling, general and administrative expense of $18.8 million for the nine months ended September 30, 2023. This decrease in selling, general and administrative expenses as compared to the prior year comparable period primarily relates to decreased stock-based and deferred compensation expense of $4.3 million primarily associated with the variable accounting of phantom awards, lower expenses as a result of cost cutting initiatives implemented during the first quarter of 2024 of approximately $2.0 million, offset by $1.2 million of costs associated with the special committee to assess refinancing and other strategic opportunities in regards to our Convertible Notes. Additionally, during the nine months ended September 30, 2023, we incurred $1.2 million of credit loss expense.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2024 was $37.4 million, representing a 15.1% increase compared to depreciation and amortization expense of $32.5 million for the nine months ended September 30, 2023. The increase in depreciation and amortization expense is primarily attributable to asset additions related to upgrades and reactivations in 2023 and 2024.

Asset impairment, net

During the second quarter of 2024, we recorded asset impairment on certain drilling equipment of $4.3 million based on expected fair market value less costs to sell. We believe the proceeds we receive from the sale of these assets will be immaterial once netted with trucking and other disposal costs.

During the nine months ended September 30, 2023, we impaired a damaged piece of drilling equipment for $0.3 million, net of insurance recoveries.

(Gain) Loss on Disposition of Assets, net

A gain on the disposition of assets totaling $1.5 million was recorded for the nine months ended September 30, 2024 compared to a loss on the disposition of assets totaling $0.5 million for the nine months ended September 30, 2023. In the current and prior year period, the gain and loss related to the disposal or sale of miscellaneous drilling equipment.

Interest Expense

Interest expense was $30.4 million for the nine months ended September 30, 2024 and $26.2 million for the nine months ended September 30, 2023. The increase in the current period interest expense relates primarily to non-cash amortization on the debt discount and issuance costs of $8.7 million and $6.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Income Tax Benefit

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Income tax benefit for the nine months ended September 30, 2024 amounted to $2.1 million as compared to income tax benefit of $1.0 million for the nine months ended September 30, 2023. Our effective tax rates for the nine months ended September 30, 2024 and 2023 were 4.6% and 8.2%, respectively. Our effective tax rate for the nine months ended September 30, 2024 and 2023 differed from the statutory federal income tax rate primarily due to the impact of the change in valuation allowance on deferred tax assets, state taxes, and permanent items related to certain debt items that are expensed for book purposes but are not deductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the nine months ended September 30, 2024 and 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2024 income.

We continue to monitor income tax developments in the United States. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity, Capital Resources and Going Concern

Pursuant to the requirements of FASB ASC Topic 205-40, Presentation of Financial Statements – Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

We expect our future capital and liquidity needs to be related to operating expenses, capital expenditures, payment of mandatory offer obligations on our Convertible Notes, working capital investments and general corporate purposes. Our liquidity as of September 30, 2024 was $19.1 million, consisting of cash on hand of $6.1 million and $13.0 million of availability under our $40.0 million Revolving ABL Credit Facility, based on a borrowing base of $17.4 million. Our Revolving ABL Credit Facility matures on September 30, 2025, as a result we have begun classifying balances due under our Revolving ABL Credit Facility as current debt and also have begun classifying as current debt the future mandatory offer obligations under our Convertible Notes which we intend to finance through borrowings under our Revolving ABL Credit Facility. As a result, at September 30, 2024, we had negative working capital of $9.5 million, which includes the impact of $4.25 million outstanding under our Revolving ABL Credit Facility and $10.5 million of required mandatory offer repayments being classified as current debt.

In order to fund future obligations, including this $9.5 million working capital deficit, we currently expect to pay interest in-kind under our Convertible Notes until they mature on March 18, 2026. As a result, even after taking into consideration mandatory offer payments of principal, we expect that the face amount outstanding under our Convertible Notes to continue to increase through maturity. On September 30, 2024, we paid interest in-kind aggregating $13.8 million relating to the six-month period ended September 30, 2024. We have elected to pay in-kind interest aggregating $13.9 million on March 31, 2025, prior to taking into account any payments on mandatory offers during this period.

We expect to fund future obligations through cash flows from operations as well as borrowings under our Revolving ABL Credit Facility. As our anticipated operating activity levels decline during the fourth quarter of 2024 while we transition certain rigs to new customers, we expect the borrowing base under our Revolving ABL Credit Facility to decline and that cash flows from operations will not exceed cash flows from investing activities during that period. Our ability to continue to be able to borrow under our Revolving ABL Credit Facility to fund future cash flow deficits is predicated on our ability to comply with various financial covenants contained in its debt agreements, including a minimum liquidity covenant contained in the indenture governing our Convertible Notes as well as springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture and Revolving ABL Credit Facility. While we are not currently in violation of any of our covenants under our debt agreements, we believe that, in the absence of applicable waivers or forbearance agreements, is it is probable that we will violate one or more of these financial covenants within the next 12 months, which constitutes an event of default under these instruments and raises substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited consolidated financial statements included in this report. In addition, it is an event of default under our debt instruments if a going concern or substantial doubt qualification is included in the audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

To address and mitigate the risks associated with our expanding debt levels, covenant compliance and liquidity contraction, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address these risks and our liquidity and capital structure. In addition to having evaluated and considered the feasibility of transactions with third parties, we currently are discussing with the holders of our Convertible Notes their willingness to equitize and refinance our existing indebtedness, and in connection with such a transaction, provide near-term liquidity through the uncommitted $7.5 million accordion feature under the Convertible Notes indenture. If we reach agreement with the holders of our Convertible Notes regarding such a transaction, in order to facilitate stakeholder approvals necessary to effectuate such a transaction, we expect the transaction would be effectuated through a statutory restructuring under Chapter 11 of the United States Bankruptcy Code that would not impair general unsecured creditors, employees, customers, vendors, suppliers, or holders of other indebtedness of the Company. However, as we have not yet entered into any binding commitments that would address these risks and uncertainties, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited consolidated financial statements.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $29.1 million for the nine months ended September 30, 2024 compared to cash provided by operating activities of $53.5 million for the nine months ended September 30, 2023. Factors affecting changes in operating cash flows are similar to those that impact net earnings, with the exception of non-cash items such as depreciation and amortization, impairments, gains or losses on disposals of assets, gains or losses on extinguishment of debt, non-cash interest expense, non-cash compensation, deferred taxes, and amortization of debt discount and debt issuance costs. Additionally, changes in working capital items such as accounts receivable, inventory, prepaid expense and accounts payable can significantly affect operating cash flows. Cash flows from operating activities during the first nine months of 2024 were higher as a result of an increase in net loss of $32.5 million, adjusted for non-cash items, of $68.0 million for the nine months ended September 30, 2024, compared to $61.9 million for non-cash items for the nine months ended September 30, 2023. Working capital changes increased cash flows from operating activities by $5.2 million for the nine months ended September 30, 2024 and decreased cash flows from operating activities by $3.3 million for the nine months ended September 30, 2023.

Net Cash Used in Investing Activities

Cash used in investing activities was $18.8 million for the nine months ended September 30, 2024 and $33.5 million for the nine months ended September 30, 2023. During the first nine months of 2024, cash payments of $23.9 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $5.1 million. During the 2023 period, cash payments of $36.6 million for capital expenditures were offset by proceeds from the sale of property, plant and equipment of $3.1 million.

Net Cash Used in Financing Activities

Cash used in financing activities was $9.8 million for the nine months ended September 30, 2024 and cash used in financing activities was $19.3 million for the nine months ended September 30, 2023. During the first nine months of 2024, we received proceeds from borrowings under our Revolving ABL Credit Facility of $39.3 million. These proceeds were offset by repayments under our Revolving ABL Credit Facility of $40.5 million, redemption of $7.0 million of our Convertible Notes, purchase of treasury stock of $0.2 million, taxes paid for vesting of restricted stock units of $12.0 thousand and payments for finance lease obligations of $1.4 million. During the first nine months of 2023, we received proceeds from borrowings under our Revolving ABL Credit Facility of $23.5 million. These proceeds were offset by repayments under our Revolving ABL Credit Facility of $30.4 million, redemption of $10.0 million of our Convertible

Notes, taxes paid for vesting of restricted stock units of $0.4 million and payments for finance lease obligations of $2.1 million.

Long-term Debt

On March 18, 2022, we entered into a subscription agreement with affiliates of MSD Partners, L.P. and an affiliate of Glendon Capital Management L.P. (the “Subscription Agreement”) for the placement of $157.5 million aggregate principal amount of convertible secured PIK toggle notes due 2026 (the “Convertible Notes”), and currently have $199.3 million of Convertible Notes outstanding as of September 30, 2024.

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

The Convertible Notes have a cash interest rate of the Secured Overnight Financing Rate plus a 10-basis point credit spread, with a floor of 1% (collectively, “SOFR”) plus 12.5%. The Convertible Notes have a PIK interest rate of SOFR plus 9.5%. We have the right at our option, to PIK interest under the Convertible Notes for the entire term of the Convertible Notes. Interest on the Convertible Notes is due on March 31 and September 30 each year. We elected to PIK outstanding interest as of September 30, 2022, March 31, 2023, September 30, 2023, March 31, 2024 and September 30, 2024, resulting in the issuance of an additional $63.8 million principal amount of Convertible Notes as of September 30, 2024. We also have elected to PIK outstanding interest that will be due and payable on March 31, 2025. As of September 30, 2024 and December 31, 2023, accrued PIK interest of $0.1 million and $6.8 million, respectively, was classified as “Other Long-Term Liabilities” on our consolidated balance sheets.

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

Each noteholder has a right to convert our Convertible Notes into shares of our common stock at any time after issuance through maturity. The conversion price is $4.51 per share. Under the Indenture, a holder is not entitled to receive shares of our common stock upon conversion of any Convertible Notes to the extent to which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of common stock with such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder at such time (an “Aggregated Person”) (other than by virtue of the ownership of securities or rights to acquire securities that have limitations on such beneficial owner’s or such person’s right to convert, exercise or purchase similar to this limitation), as determined pursuant to the rules and regulations promulgated under Section 13(d) of the Exchange Act, would exceed 9.9% (the “Restricted Ownership Percentage”) of the total issued and outstanding shares of Common Stock (the “Section 16 Conversion Blocker”); provided that any holder has the right to elect for the Restricted Ownership Percentage to be 19.9% with respect to such Holder, (x) at any time, in which case, such election will become effective sixty-one days following written notice thereof to us or (y) in the case of a holder acquiring Convertible Notes on the Issue Date, in such Holder’s Subscription Agreement. In lieu of any shares of common stock not delivered to a converting holder by operation of the Restricted Ownership Percentage limitation, we will deliver to such Holder Pre-Funded Warrants in respect of any equal number of shares of common stock. Such Pre-Funded Warrants will contain substantially similar Restricted Ownership Percentage terms.

The Indenture includes a mandatory redemption offer requirement (the “Mandatory Offer Requirement”). The mandatory offer price is an amount in cash equal to the principal amount of such Note plus accrued and unpaid interest on such Note. We redeemed $5.0 million of Convertible Notes plus accrued interest on a quarterly basis June 30, 2023 through December 31, 2023, and redeemed $3.5 million of Convertible Notes plus accrued interest on March 31, 2024 and June 30, 2024. On September 13, 2024, we entered into a Limited Waiver Agreement (the “Waiver Agreement”) with the holders of the Convertible Notes. In this Waiver Agreement, the holders agreed to defer until December 31, 2024 our requirement to repurchase $3.5 million of Convertible Notes. We are obligated to offer to redeem $7.0 million of Convertible Notes on December 31, 2024 and $3.5 million on March 31, 2025. Because we had the ability and intent to refinance the mandatory redemption offers that occurred in 2023 with borrowings under our Revolving ABL Credit Facility which was classified as long-term debt in 2023, mandatory offer obligations exiting in 2023 were classified as long-term debt.

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

At any time on or after September 18, 2024, we may execute an in-substance defeasance of the Convertible Notes and suspend all covenants and related security interests in the Company’s equipment and assets under the Indenture by irrevocably depositing with the trustee sufficient funds to pay the principal and interest on the outstanding Convertible Notes through the maturity date of the Convertible Notes.

As noted above, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to refinance or recapitalize the Convertible Notes and our other indebtedness. There can be no assurance that this process or evaluation will result in one or more transactions or any particular transaction or strategic outcome.

We are in compliance with our covenants as of September 30, 2024, however as previously noted above we believe it is probable that we will violate the minimum liquidity and springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture over the next 12 months in the absence of applicable waivers or forbearance agreements.

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

We recorded a debt discount of $37.8 million upon the issuance of the Convertible Notes and issuance costs consisting of cash fees of $7.0 million and a non-cash structuring fee settled in shares of $2.3 million. The debt discount and issuance costs are recorded as a direct deduction from the Convertible Notes in the consolidated balance sheets and are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The effective interest rate for the Convertible Notes as of September 30, 2024 is 25.0%. For the three and nine months ended September 30, 2024, the contractual interest expense was $6.9 million and $20.8 million, respectively, and the debt discount and issuance cost amortization was $3.1 million and $8.7 million, respectively. For the three and nine months ended September 30, 2023, the contractual interest expense was $6.5 million and $18.9 million, respectively, and the debt discount and issuance cost amortization was $2.4 million and $6.0 million, respectively.

Revolving ABL Credit Facility

On October 1, 2018, we entered into a $40.0 million revolving credit agreement (the “Revolving ABL Credit Facility”), including availability for letters of credit in an aggregate amount at any time outstanding not to exceed $7.5 million. Availability under the Revolving ABL Credit Facility is subject to a borrowing base calculated based on 85% of the net amount of our eligible accounts receivable, minus reserves. The Revolving ABL Credit Facility has a maturity date of September 30, 2025, and as of September 30, 2024 we have begun to report outstanding balances as current debt until such time as such amounts are repaid in full or the Revolving ABL Facility is repaid in full or its maturity date is extended.

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

The Revolving ABL Credit Facility contains a springing fixed charge coverage ratio covenant of 1.00 to 1.00 that is tested when availability is less than 10% of the maximum credit. The Revolving ABL Credit Facility also contains other customary affirmative and negative covenants, including limitations on indebtedness, liens, fundamental changes, asset dispositions, restricted payments (including the payment of dividends), investments and transactions with affiliates. The Revolving ABL Credit Facility also provides for customary events of default, including breaches of material covenants, defaults under the Indenture or other material agreements for indebtedness, and a change of control. We are in compliance with our financial covenants as of September 30, 2024, however as previously noted above, we believe it is probable that we will violate the springing fixed charge ratio covenant contained in the Revolving ABL Credit Facility as well as the minimum liquidity and springing fixed charge coverage ratio covenants contained in the Convertible

Notes indenture over the next 12 months in the absence of applicable waivers or forbearance agreements. As noted under Note 1 “Nature of Operations and Recent Events”, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to refinance or recapitalize the Convertible Notes and our other indebtedness, including our Revolving ABL Credit Facility. There can be no assurance that this process or evaluation will result in one or more transactions or any particular transaction or strategic outcome.

The obligations under the Revolving ABL Credit Facility are secured by a first priority lien on Priority Collateral, which includes all accounts receivable and deposit accounts, and a second priority lien on the Indenture, and are unconditionally guaranteed by all of our current and future direct and indirect subsidiaries. As of September 30, 2024, the weighted-average interest rate on our borrowings was 14.72%. As of September 30, 2024, the borrowing base under our Revolving ABL Credit Facility was $17.4 million, and we had $13.0 million of availability remaining of our $40.0 million commitment on that date.

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

Interest Rate Risk

Total debt at September 30, 2024 included $203.5 million of floating-rate debt attributed to borrowings at an average interest rate of 14.72%. As a result, our annual interest cost in 2024 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating-rate (approximately 16.19%) would be approximately $3.0 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2024; however, there are no assurances that possible rate changes would be limited to such amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

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

We currently have negative working capital as of September 30, 2024 and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful. In addition, we believe it is probable that we will not be able to comply with the minimum liquidity covenants and springing-fixed charge coverage ratio covenants contained in our borrowing agreements over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

We expect our future capital and liquidity needs to be related to operating expenses, capital expenditures, payment of mandatory offer obligations on our Convertible Notes, working capital investments and general corporate purposes. Our liquidity as of September 30, 2024 was $19.1 million, consisting of cash on hand of $6.1 million and $13.0 million of availability under our Revolving ABL Credit Facility, based on a borrowing base of $17.4 million. Our Revolving ABL Credit Facility matures on September 30, 2025, as a result we have begun classifying balances due under our Revolving ABL Credit Facility as current debt and also have begun classifying as current debt the future mandatory offer obligations under our Convertible Notes which we intend to finance through borrowings under our Revolving ABL Credit Facility. As a result, at September 30, 2024, we had negative working capital of $9.5 million, which includes the impact of $4.25 million outstanding under our Revolving ABL Credit Facility and $10.5 million of required mandatory offer repayments being classified as current debt.

In order to fund future obligations, including this $9.5 million working capital deficit, we currently expect to pay interest in-kind under our Convertible Notes until they mature on March 18, 2026. As a result, even after taking into consideration mandatory offer payments of principal, we expect that the face amount outstanding under our Convertible Notes to continue to increase through maturity. On September 30, 2024, we paid interest in-kind aggregating $13.8 million relating to the six-month period ended September 30, 2024. We expect to pay in-kind interest aggregating $13.9 million on March 31, 2025, prior to taking into account any payments on mandatory offers during this period. Our ability to restructure or refinance our indebtedness under the Convertible Notes will depend on the condition of the capital markets and our financial condition at such time. In particular, our Convertible Notes do not mature until March 18, 2026, any such refinancing prior to maturity would be in the form of an in-substance defeasance and require the payment of a make-whole amount equal to the estimated remaining interest that would have been due through maturity. This make-whole premium increases the refinancing costs and limits our refinancing options. In addition, we have made an election to pay in-kind our interest payments due March 31, 2025, and we currently expect to pay future interest payments due under the Convertible Notes in-kind as well, and we estimate that, based on current interest rates and assuming all interim required mandatory offers to repurchase Convertible Notes are accepted by the noteholders, the outstanding amounts payable under our Convertible Notes balance will increase to approximately $231.5 million at maturity.

We expect to fund future obligations through cash flows from operations as well as borrowings under our Revolving ABL Credit Facility. As the Company’s anticipated operating activity levels decline during the fourth quarter of 2024 due to reduced activity levels driven by near-term rig churn, the Company expects the borrowing base under its Revolving ABL Credit Facility to decline and that cash flows from operations will not exceed cash flows from investing activities. The ability of the Company to continue to be able to borrow under its Revolving ABL Credit Facility to fund future cash flow deficits is predicated on its ability to comply with various financial covenants contained in its debt agreements, including a minimum liquidity covenant contained in the indenture governing its Convertible Notes as well as springing fixed charge coverage ratio covenants contained in the Convertible Notes indenture and Revolving ABL Credit Facility. While the Company is not currently in violation of any of its covenants under its debt agreements, the Company believes that, in the absence of applicable waivers or forbearance agreements, is it is probable that it will violate one or more of these financial covenants within the next 12 months, which constitutes an event of default under these instruments and raises substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited consolidated financial statements included in this report. In addition, it is an event of default under our debt instruments if a going concern or substantial doubt qualification is included in the audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our expanding debt levels, covenant compliance, liquidity, and capital structure. We may elect to implement such a transaction through Chapter 11 of the United States Bankruptcy Code in order to obtain court supervision and approval of the transaction and to facilitate stakeholder approvals necessary to implement such a transaction, or it may otherwise become necessary for us to seek protections under Chapter 11.

To address and mitigate the risks associated with our expanding debt levels, covenant compliance and liquidity contraction, our Board of Directors has established a committee of independent directors and we have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address these risks and our liquidity and capital structure. In addition to having evaluated and considered the feasibility of transactions with third parties, we currently are discussing with the holders of our Convertible Notes their willingness to equitize and refinance our existing indebtedness, and in connection with such a transaction, provide near-term liquidity through the uncommitted $7.5 million accordion feature under the Convertible Notes indenture. If we reach agreement with the holders of our Convertible Notes regarding such a transaction, in order to facilitate stakeholder approvals necessary to effectuate such a transaction, we expect the transaction would be effectuated through a statutory restructuring under Chapter 11 of the United States Bankruptcy Code that would not impair general unsecured creditors, employees, customers, vendors, suppliers, or holders of other indebtedness of the Company. However, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding would place shareholders of our common stock at substantial risk of losing all of their investment in our shares.

Seeking Chapter 11 protection may have a material adverse impact on our business and the trading price of our securities. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization, including managing potential negative impact to our reputation. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the third quarter of 2024, we bought back certain shares at zero value. These shares are deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item but were not purchased as part of a publicly announced program to repurchase common shares.  The following table provides information relating to our repurchase of shares of common stock during the three months ended September 30, 2024.

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under the Program (1)
July 1 — July 31	—	$—	—	$—
August 1 — August 31	33,334	$—	—	$—
September 1 — September 30	—	$—	—	$—
Total	33,334	$—	—	$—

(1)	We do not have a share repurchase program authorized by the board of directors.

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

Date: November 19, 2024